Form 10-Q
period 2016-06-30
Wrapmail, Inc.
filed 2016-08-12
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER:

WRAPMAIL, INC.

(Exact name of Registrant as specified in its charter)

Florida	20-3624118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 NE 12th Avenue

Fort Lauderdale, Florida 33301

 (Address of principal executive offices)

(516) 590-1846

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 5, 2016, was 145,608,250 shares.

WRAPMAIL, INC.

FORM 10-Q

June 30, 2016

PART 1 - FINANCIAL INFORMATION

 Item 1.

Financial Statements.

WRAPmail, Inc. and Subsidiary Consolidated Balance Sheets
	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 440	$ 18,373
Accounts receivable, less allowance for doubtful accounts of $15,726 and $15,726, respectively	26,218	24,473
Prepaid expenses	-	39,671
Total current assets	26,658	82,517

Property and equipment, at cost less accumulated
depreciation of $15,407 and $13,754, respectively	15,989	17,642

Other assets:
Security deposit	11,687	11,687
Note receivable	39,000	39,000
Intangible assets, net of accumulated amortization of $32,960 and
$30,973, respectively	27,468	29,455
Total other assets	78,155	80,142

Total assets	$ 120,802	$ 180,301

Liabilities and Stockholders' Equity
Current liabilities:
Notes and loans payable	$ 69,513	$ 8,000
Accounts payable	36,411	37,749
Accrued expenses payable	120,940	31,264
Total current liabilities and total liabilities	226,864	77,013

Stockholders' equity:
Series A Preferred stock, no par value:
authorized 20 shares, issued and outstanding
10 and 10 shares, respectively	103,664	103,664
Common stock, no par value; authorized
400,000,000 shares, issued and outstanding
145,608,250 and 145,363,750
shares, respectively	11,863,888	11,842,331
Accumulated deficit	(12,073,614)	(11,842,707)
Total stockholders' equity (deficit)	(106,062)	103,288

Total liabilities and stockholders' equity (deficit)	$ 120,802	$ 180,301
See notes to consolidated financial statements.

WRAPmail, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

Revenues	$ 47,663	$ 67,990	$ 25,437	$ 28,474

Operating expenses:
Officers and directors compensation (including stock - based
compensation of $0, $750,000, $0 and $510,000 respectively	111,000	755,000	55,500	515,000
Consulting fees (including stock-based compensation of $30,000
$182,088, $0 and $6,875 respectively)	67,095	198,608	11,234	13,625
Depreciation of property and equipment	1,653	623	806	181
Amortization of intangible assets	1,987	1,988	993	994
Other	97,170	136,108	43,368	74,293

Total operating expenses	278,905	1,092,327	111,901	604,093

Loss from operations	(231,242)	(1,024,337)	(86,464)	(575,619)

Other income (expense):
Loss on Investment	-	(960)	-	(480)
Interest income	585	5	292	1
Impairment of goodwill	-	(1,994,641)	-	-
Interest expense	(250)	(475)	(125)	(350)

Other income (expense) – net	335	(1,996,071)	167	(829)

Loss before provision for income taxes	(230,907)	(3,020,408)	(86,297)	(576,448)

Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	$ (230,907)	$ (3,020,408)	$ (86,297)	$ (576,448)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)

Weighted average common shares
outstanding – basic and diluted	145,555,368	221,285,141	145,608,250	225,419,464

See notes to consolidated financial statements.

WRAPmail, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net loss	$(230,907)	$(3,020,408)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	30,000	932,088
Impairment of goodwill	-	1,994,641
Loss on investment	-	960
Depreciation of property and equipment	1,653	623
Amortization of intangible assets	1,987	1,988
Changes in operating assets and liabilities:
Accounts receivable	(1,745)	(5,363)
Prepaid expenses	9,671	5,594
Accounts payable	20,219	(7,661)
Accrued expenses payable	89,676	3,144

Net cash used in operating activities	(79,446)	(94,394)

Investing Activities:
Cash received from acquisition of Prosperity Systems, Inc.	-	563
Intangible assets additions	-	67
Investment in Stock Market Manager, Inc.	-	(3,500)

Net cash used in investing activities	-	(2,870)

Financing Activities:
Proceeds received from notes and loans payable	61,513	-

Net cash provided by financing activities	61,513	-

Increase (decrease) in cash and cash equivalents	(17,933)	(97,264)

Cash and cash equivalents, beginning of period	18,373	100,475

Cash and cash equivalents, end of period	$440	$3,211

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	$-	$47,270

Issuance of common stock for acquisition
of Prosperity Systems, Inc. (less $563 cash received)	$-	$1,998,911

Issuance of common stock in satisfaction of accrued interest	$-	$4,375

Issuance of common stock in satisfaction of accounts payable	$21,557	$82,376

See notes to consolidated financial statements.

WRAPmail, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended June 30, 2016 and 2015

(Unaudited)

NOTE 1 – Organization and Description of Business

WrapMail, Inc. (“WRAP”) was incorporated in Florida on October 11, 2005.  Effective January 5, 2015 (see Note 5), we acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008.  WRAP and its wholly owned subsidiary Prosperity (collectively, the “Company”) provide document, project, marketing and sales management systems to business clients through its website and proprietary software. After the acquisition of Prosperity, the Company transferred Prosperity’s operations to WRAP and is presently in the process of dissolving Prosperity.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of June 30, 2016, the Company had cash and cash equivalents of  $440 and negative working capital of $200,206. For the six months ended June 30, 2016 and 2015, the Company had net losses of $230,907 and $3,020,408, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to pursue new customers to attain profitable operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the six-month period ended June 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 4 – Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of WRAP and its wholly owned subsidiary Prosperity from the date of its acquisition on January 5, 2015. All intercompany balances and transactions have been eliminated in consolidation.

(b)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

(c)  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, note receivable, notes and loans payable, accounts payable, and accrued expenses payable. Except for the note receivable, the fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments. Based on comparable instruments with similar terms, the fair value of the note receivable approximates its carrying value.

(d)  Cash and Cash Equivalents

The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

(e)  Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight line method over the estimated useful lives of the respective assets.  Maintenance and repairs are charged to operations as incurred.

(f)  Intangible Assets, Net

Intangible assets, net, are stated at cost less accumulated amortization.  Amortization is calculated using the straight-line method over the estimated economic lives of the respective assets.

(g)  Goodwill and Intangible Assets with Indefinite Lives

The Company does not amortize goodwill and intangible assets with indefinite useful lives, but instead tests for impairment at least annually.  When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value.  If the estimated fair value of the reporting unit is determined to be less than its carrying value, goodwill is reduced and an impairment loss is recorded.

 (h)  Long-lived Assets

The Company reviews long-lived assets held and used, intangible assets with finite useful lives and assets held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an evaluation of  recoverability is required, the estimated undiscounted future cash flows associated with the asset is compared to the asset’s carrying amount to determine if a write-down is required.  If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value.

(i)  Revenue Recognition

The Company recognizes revenue over agreed periods of services delivered to customers, provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

(j) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC718”).

In addition to requiring supplemental disclosures, ASC 718 addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  ASC 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

(k)  Advertising

Advertising costs are expensed as incurred and amounted to $4,750 and $16,853 for the six months ended June 30, 2016 and 2015, respectively.

(l) Research and Development

Research and development costs are expensed as incurred.

(m)  Income Taxes

Income taxes are accounted for under the assets and liability method.  Current income taxes are provided in accordance with the laws of the respective taxing authorities.  Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  The Company believes that it has not taken any uncertain tax positions and thus has not recorded any liability.

(n)  Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed on the basis of the weighted average   number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the periods presented, the diluted net loss per share calculation excluded the effect of Series A preferred stock and stock options outstanding (see Note 9 and Note 11).

(o)  Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 5 – Acquisition of Prosperity Systems, Inc.

Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”)  in exchange for 36,354,077 newly issued shares of WRAP common stock (see Note 10).  The acquisition has been accounted for in the accompanying consolidated financial statements as a purchase transaction.  Accordingly, the financial position and results of operations of Prosperity prior to the date of the acquisition have been excluded from the accompanying consolidated financial statements.

The estimated fair values of the identifiable net assets of Prosperity at January 5, 2015 (effective date of acquisition) consisted of:

Cash and cash equivalents	$ 563
Accounts receivable	15,436
Prepaid expenses	5,594
Property and equipment, net	1,026
Intangible assets, net	29,947
Deferred consulting fees	35,838

Total assets	88,404

Note and loan payable to related party	37,270
Convertible notes payable	30,000
Accounts payable	10,462
Accrued interest payable	5,839

Total liabilities	83,571

Identifiable net assets	$ 4,833

Goodwill of $1,994,641 (excess of the $1,999,474 fair value of the 36,354,077 shares of WRAP common stock issued to Prosperity's stockholders over the $4,833 identifiable net assets of Prosperity at January 5, 2015) was considered fully impaired at the acquisition date and an impairment expense of $1,994,641 was recorded in the three months ended March 31, 2015.

The following pro forma information summarizes the results of operations for the Six Months ended June 30, 2015 as if the acquisition occurred at December 31, 2014.  The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on December 31, 2014, nor is it intended to project results of operations for any future period.

Six Months Ended June 30, 2015

Revenues	$ 67,990

Operating expense	1,092,327

Loss from Operations	(1,024,337)

Other income (loss) - net	(1,430)

Net loss	($1,025,767)

Net loss per common share
– basic and diluted	$ 0.00

Weighted average common shares
outstanding – basic and diluted	221,285,141

NOTE 6 – Note Receivable

The $39,000 note receivable at June 30, 2016 and December 31, 2015 bears interest at a rate of 3% per annum and is due November 30, 2020. The receivable arose from the Company’s sale of its 50% interest in Stock Market Manager, Inc. to Endeavour Cooperative Partners, LLC (“Endeavour”) on November 30, 2015. Endeavour is affiliated with Carl Dilley, a Company director.

NOTE 7 – Intangible Assets, Net

Intangible assets, net, consist of:

	June 30,	December 31,
	2016	2015

Video conferencing software acquired by Prosperity in December 2009	$ 30,000	$ 30,000

Enterprise and audit software acquired by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Other	3,548	3,548

Total	60,428	60,428

Accumulated amortization	(32,960)	(30,973)

Net	$ 27,468	$ 29,455

Expected future amortization expense for intangible assets as of June 30, 2016 follows:

Amount

2016	$1,988
2017	3,975
2018	3,975
2019	3,975
Thereafter	13,555

Total	$27,468

NOTE 8 – Notes and Loans Payable

Notes and loans payable consist of:
	June 30, 2016	December 31, 2015
Notes payable dated February 1, 2016, interest at 12% per	$ 30,000	$ -
annum, due April 1, 2016
Notes payable dated March 15, 2016, interest at 14.99% per	31,250	-
annum, due March 24, 2017
Convertible note payable to brother of Marco Alfonsi, Chief	5,000	5,000
Executive Officer of the Company, interest at 10% per
annum, due August 22, 2016
Loan payable to Mckenzie Webster Limited (“MWL”), an	3,000	3,000
entity controlled by the Chairman of the Board of
Directors of the Company, non-interest bearing, due on
demand
Loan payable to Marco Alfonsi, Chief Executive Officer of the
Company, non-interest bearing, due on demand	263	-

Total	$ 69,513	$ 8,000

The notes payable dated February 1, 2016 totaling $30,000 consist of two $15,000 notes. One of the $15,000 notes is due to the brother of the Chief Executive Officer of the Company.

NOTE 9 – Preferred Stock

On October 29, 2015, the Company issued a total of 10 shares of WRAP Series A Preferred Stock (5 shares to MWL and 5 shares to Marco Alfonsi) in exchange for the retirement of a total of 100,000,000 shares of WRAP common stock (50,000,000 shares from MWL and 50,000,000 shares from Marco Alfonsi).

Each share of Series A Preferred Stock is convertible into 10,000,000 shares of WRAP common stock and is entitled to 20,000,000 votes.

NOTE 10 – Common Stock

On January 5, 2015, the Company issued a total of 36,354,077 shares of WRAP common stock to Prosperity stockholders pursuant to the acquisition of Prosperity.  See Note 5.

On January 5, 2015, the Company issued 70,166,750 shares of WRAP common stock to Marco Alfonsi in satisfaction of $22,270 Prosperity loans payable to Marco Alfonsi.

On January 5, 2015, MWL retired 70,166,750 shares of WRAP common stock owned by it.

On March 19, 2015, the Company issued 117,500 shares of WRAP common stock to an investor in satisfaction of a $25,000 Prosperity  note payable and $4,375 accrued interest.

On March 26, 2015, the Company issued a total of 5,000,000 shares of WRAP  common stock to the three members of the Board of Directors (1,000,000 shares each) and the four members of the Board of Advisors (500,000 shares each)  for services rendered.  The $400,000 fair value of the 5,000,000 shares of WRAP common stock was charged $240,000 to officers and directors compensation and $160,000 to consulting fees in the three months ended March 31, 2015.

On June 14, 2015 (see Note 13), the Company issued 10,000,000 shares of WRAP  common stock to Marco Alfonsi pursuant to an Executive Employment Agreement dated May 14, 2015.  The $510,000 fair value of the 10,000,000 shares of WRAP common stock was charged to officers and directors compensation in the three months ended June 30, 2015.

On June 30, 2015, the Company issued 1,600,000 shares of WRAP  common stock to a vendor  in satisfaction of a $82,376 account payable to the vendor.

On July 6, 2015, the Company issued a total of 1,200,000 shares of WRAP common stock to two consultants for services rendered.  The $60,000 fair value of the 1,200,000 shares of WRAP common stock was charged to consulting fees in the three months ended September 30, 2015.

On July 31, 2015, the Company issued 50,000 shares of WRAP common stock to a consultant for services rendered.  The $14,995 fair value of the 50,000 shares of WRAP common stock was charged to consulting fees in the three months ended September 30, 2015.

On August 4, 2015, the Company sold 1,000,000 shares of WRAP common stock to an investor at a price of $0.10 per share for proceeds of $100,000.

On August 14, 2015, the Company issued 430,000 shares of WRAP common stock to a consultant for services rendered.  The $107,457 fair value of the 430,000 shares of WRAP common stock was charged to consulting fees in the three months ended September 30, 2015.

On August 18, 2015, the Company sold 1,000,000 shares of WRAP common stock to a non-U.S. individual investor at a price of $0.10 per share for proceeds of $100,000.

On August 19, 2015, the Company sold 1,000,000 shares of WRAP common stock to a non-U.S. entity investor at a price of $0.10 per share for proceeds of $100,000.

On August 21, 2015, the Company issued 400,000 shares of WRAP common stock to a consultant for services rendered.  $60,000 of the $90,000 fair value of the 400,000 shares of WRAP common stock was charged to consulting fees in the six months ended December 31, 2015 and $30,000 was charged to consulting fees in the three months ended March 31, 2016.

On August 21, 2015, pursuant to a $50,000 Bridge Loan Financing Agreement and related Note dated August 20, 2015, the Company issued 5,000,000 shares of WRAP common stock to an investor as additional  consideration for a $50,000 loan. The proceeds of the Note were allocated between the principal and the $1,125,000 fair value of the 5,000,000 shares of WRAP common stock resulting in the Company recording a discount on the debt of $47,872.  This amount was amortized over the term of the Note.

On December 30, 2015, the Company issued 150,000 shares of WRAP common stock to an entity for accounting services rendered. The $15,000 fair value of the 150,000 shares of WRAP common stock was charged to other operating expenses in the three months ended December 31, 2015.

On January 2, 2016, the Company issued 104,500 shares of WRAP common stock to a technical consultant in satisfaction of a $12,864 account payable to that vendor.

On March 9, 2016, the Company issued 140,000 shares of WRAP common stock to a technical consultant in satisfaction of a $8,693 account payable to that vendor.

NOTE 11 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2014	200,000	307,500	507,500
Granted in 2015	-	-	-
Cancelled in 2015	-	-	-

Balance, December 31, 2015	200,000	307,500	507,500
Granted in 1Q and 2Q 2016	-	-	-
Cancelled in 1Q and 2Q 2016	-	-	-

Balance, June 30, 2016	200,000	307,500	507,500

Issued and outstanding stock options as of June 30, 2016 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	and Exercisable	Price	Expiration
2006	150,000	$ 1.00	2016
2009	50,000	$ 1.00	2019

Total	200,000

Issued and outstanding warrants as of June 30, 2016 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	and Exercisable	Price	Expiration
2006	60,000	$ 1.00	2016
2010	247,500	$ 1.00	2020

Total	307,500

NOTE 12 – Income Taxes

No provisions for income taxes were recorded for the periods presented since the Company incurred net losses in those periods.

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 35% to pretax income (loss) as follows:

	Six Months Ended June 30,
	2016	2015

Expected income tax (benefit) at 35%	($80,817)	($1,057,143)

Non-deductible stock-based compensation	10,500	326,231

Non-deductible impairment of goodwill	-	698,124

Increase in deferred income tax assets
valuation allowance	70,317	32,788

Provision for (benefit from) income taxes	$ -	$ -

Deferred income tax assets consist of:

	June 30,	December 31,
	2016	2015

Net operating loss carryforward	1,155,591	1,085,274

Valuation allowance	(1,155,591)	(1,085,274)

Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of  $1,155,591 attributable to the future utilization of the $3,301,690 net operating loss carryforward as of June 30, 2016 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at June 30, 2016. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, and 2036 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $28,511, $345,921, and $200,907, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 13 – Commitments and Contingencies

Employment Agreements

On May 14, 2015, the Company executed an Executive Employment Agreement with Marco Alfonsi (“Alfonsi”) for Alfonsi to serve as the Company's chief executive officer for cash compensation of $5,000 per month (increased to $6,000 per month in August 2015). Pursuant to the agreement, the Company issued 10,000,000 restricted shares of WRAP common stock to Alfonsi on June 14, 2015 (see Note 10). Alfonsi may terminate his employment upon 30 days written notice to the Company. The Company may terminate Alfonsi's employment upon written notice to Alfonsi by a vote of the Board of Directors.

On August 17, 2015, the Company executed an Employment Agreement with Romuald Stone (“Stone”) for Stone to serve as the Company's Chief Technology Officer for cash compensation of $12,500 per month. Stone may terminate his employment upon 30 days written notice to the Company. The Company may terminate Stone's employment upon written notice to Stone by a vote of the Board of Directors. If the Company's termination is without cause (as defined), Stone  will be entitled to a severance payment of $12,500.

Lease Agreements

On December 1, 2014, Prosperity entered into a lease agreement with KLAM, Inc. for office space in Hicksville, New York for an initial term of one year commencing December 1, 2014. The lease provides for monthly rentals of $2,500 and provides Prosperity an option to renew the lease after the initial term. The Company has continued to occupy this space after November 30, 2015 under a month to month arrangement at $2,500 per month. KLAM, Inc. is controlled by the wife of the Company's chief executive officer Marco Alfonsi.

On September 11, 2015, the Company executed a lease agreement with an unrelated third party for office space in Hicksville, New York for a term of 37 months. The lease provides for monthly rentals of $2,922 for lease year 1, $3,009 for lease year 2, and $3,100 for lease year 3. The lease also provides for additional rent based on increases in base year operating expenses and real estate taxes.

Rent expense for the six months ended June 30, 2016 and 2015 was $32,530 and $15,000, respectively.

At June 30, 2016, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2016

 $ 17,884

Year ended December 31, 2017

    36,472

Year ended December 31, 2018

    27,900

Total

 $ 82,256

Major Customers

For the six months ended June 30, 2016, three customers accounted for approximately 37%, 30%, and 20%, respectively, of total revenues.

For the six months ended June 30, 2015, three customers accounted for approximately 30%, 21%, and 18%, respectively, of total revenues.

NOTE 14 – Subsequent Events

On August 2, 2016, the Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. On a self-underwritten basis, the Company is offering up to 40,000,000 Units at a price of $0.05 per Unit or $2,000,000 maximum. Each Unit consists of one share of Company common stock and one warrant to purchase ½ share of Company common stock of a price of $0.10 per share for a period of three years. There is no minimum offering amount or escrow required as a condition to closing and the Company may sell significantly fewer Units than those offered. The offering will terminate on August 2, 2018 unless earlier terminated or extended by the Company’s filing of an amendment to the Registration Statement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We were incorporated in Florida on October 11, 2005. Effective January 5, 2015, we acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. We and our wholly owned subsidiary Prosperity (collectively, the “Company”) provide document, project, marketing and sales management systems to business clients through its website and proprietary software.

The consolidated financial statements include the accounts of WRAP and its wholly owned subsidiary Prosperity from the date of its acquisition on January 5, 2015.

Results of Operations

Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015:

Revenues decreased $3,037 from $28,474 in 2015 to $25,437 in 2016.  The decrease was due to the loss of business from certain customers.

Officers and directors compensation decreased $459,500 from $515,000 in 2015 to $55,500 in 2016.  The 2015 expense amount ($515,000) consists of salary paid to our Chief Executive Officer ($5,000) and stock-based compensation from a June 14, 2015 stock grant of a total of 10,000,000 shares of our common stock to the Chief Executive Officer pursuant to an Executive Employment Agreement ($510,000). The 2016 expense amount ($55,500) consists of salaries paid or accrued to our Chief Technology Officer ($37,500) and our Chief Executive Officer ($18,000) pursuant to their respective employment agreements.

Consulting fees decreased $2,391 from $13,625 in 2015 to $11,234 in 2016.  The 2015 expense amount ($13,625) includes stock-based compensation of $6,875, resulting from the amortization of prior year deferred consulting fees relating to one Prosperity consultant. The 2016 expense amount ($11,234)  represents the amount paid for consulting services rendered by an Indian consulting firm.

Depreciation of property and equipment increased $625 from $181 in 2015 to $806 in 2016.

Amortization of intangible assets decreased $1 from $994 in 2015 to $993 in 2016.

Other operating expenses decreased $30,925 from $74,293 in 2015 to $43,368 in 2016.  The decrease was due largely to lower hosting fees in 2016 compared to 2015.

Net loss decreased $490,151 from $576,448 in 2015 to $86,297 in 2016. The decrease was due to the $492,192 decrease in total operating expenses and the $996 improvement in other income (expense) – net from $829 other expense – net in 2015 to $167 other income – net in 2016, offset by the $3,037 decrease in revenues.

Six Months Ended June 30, 2016 compared with Six Months Ended June 30, 2015:

Revenues decreased $20,327 from $67,990 in 2015 to $47,663 in 2016.  The decrease was due to the loss of business from certain customers.

Officers and directors compensation decreased $644,000 from $755,000 in 2015 to $111,000 in 2016.  The 2015 expense amount ($755,000) consists of  stock-based compensation from a March 26, 2015 stock grant of a total of 3,000,000 shares of our common stock to the three members of the Board of Directors (1,000,000 shares each) for services rendered ($240,000), stock-based compensation from a June 14, 2015 stock grant of a total of 10,000,000 shares of our common stock to the Chief Executive Officer pursuant to an Executive Employment Agreement ($510,000), and salary paid to our Chief Executive Officer ($5,000). The 2016 expense amount ($111,000) consists of salaries paid or accrued to our Chief Technology Officer ($75,000) and our Chief Executive Officer ($36,000) pursuant to their respective employment agreements.

Consulting fees decreased $131,513 from $198,608 in 2015 to $67,095 in 2016.  The 2015 expense amount ($198,608) includes stock-based compensation of $182,088, consisting of a March 26, 2015 stock grant of a total of 2,000,000 shares of our  common stock to the four members of the Board of Advisors (500,000 shares each) ($160,000) and the amortization of prior year deferred consulting fees relating to two Prosperity consultants ($22,088). The 2016 expense amount includes stock-based compensation of $30,000.

Depreciation of property and equipment increased $1,030 from $623 in 2015 to $1,653 in 2016.

Amortization of intangible assets decreased $1 from $1,988 in 2015 to $1,987 in 2016.

Other operating expenses decreased $38,938 from $136,108 in 2015 to $97,170 in 2016.  The decrease was due largely to lower hosting fees in 2016 compared to 2015.

Impairment of goodwill decreased $1,994,641 from $1,994,641 in 2015 to $0 in 2016.  The 2015 expense resulted from the January 5, 2015 acquisition of Prosperity.

Net loss decreased $2,789,501 from $3,020,408 in 2015 to $230,907 in 2016. The decrease was due to the $813,422 decrease in total operating expenses and the $1,996,406 improvement in other income (expense) – net from $1,996,071 other expense – net in 2015 to $335 other income – net in 2016, offset partially by the $20,327 decrease in revenues.

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of $440 and negative working capital of $200,206.

Cash and cash equivalents decreased $17,933 from $18,373 at December 31, 2015 to $440 at June 30, 2016.  For the six months ended June 30, 2016, $61,513 was provided by financing activities and $79,446 was used in operating activities.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2016, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our first fiscal quarter for the period ended June 30, 2016 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our  internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q; however, you may review risk factors contained in our S-1 Registration Statement, which are available for review at sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarterly period ending June 30, 2016.  Our prior sales of unregistered securities may be reviewed in our S-1 Registration Statement, which are available for review at sec.gov.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1*	Share Purchase Agreement between WRAPmail, Inc. and Prosperity Systems, Inc., dated January 5, 2015 (Form S-1/A-4 filed June 6, 2016)
3.1*	Articles of Incorporation of the Company, with Amendments and Restatements (Form S-1/A-4 filed June 6, 2016)
3.2*	Bylaws of the Company (Form S-1/A-4 filed June 6, 2016)
3.3*	Affidavit of Dissolution for Prosperity Systems, Inc. (Form S-1/A-4 filed June 6, 2016)
4.1*	Form of Common Stock Certificate (Form S-1/A-4 filed June 6, 2016)
10.3*	Bridge Financing Agreement with Sky Direct, LLC, dated August 20, 2015 (Form S-1/A-4 filed June 6, 2016)
10.4*	Subscription Agreement with Peer Ericson Holding ApS, dated August 19, 2015 (Form S-1/A-4 filed June 6, 2016)
10.5*	Stock Purchase Agreement and Promissory Note between Prosperity Systems, Inc. and Endeavour Cooperative Partners, LLC (Form S-1/A-4 filed June 6, 2016)
10.6*	Side Letter Agreement with Michael T. Studer (Form S-1/A-4 filed June 6, 2016)
10.7*	Services Agreement with Microcap Headlines (Form S-1/A-4 filed June 6, 2016)
10.8*	Agreement with Lemonlight Media (Form S-1/A-4 filed June 6, 2016)
10.9*	Promissory Note with Paul Alfonsi (Form S-1/A-5 filed July 6, 2016)
10.10*	Promissory note with Jeff Franz (Form S-1/A-5 filed July 6, 2016)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRAPMAIL, INC.

Date: August 12, 2016	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: August 12, 2016	By:	/s/ Rolv Heggenhougen
Rolv Heggenhougen Chief Financial Officer/Chief Accounting Officer