Form 10-Q
period 2016-09-30
Wrapmail, Inc.
filed 2016-11-18
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-208293

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 11 2016 was 146,008,250 shares.

WRAPMAIL, INC.

FORM 10-Q

September 30, 2016

PART 1 - FINANCIAL INFORMATION

 Item 1.

Financial Statements.

WRAPmail, Inc. and Subsidiary Consolidated Balance Sheets
	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,475	$18,373
Accounts receivable, less allowance for doubtful accounts of $15,726 and $15,726, respectively	27,454	24,473
Prepaid expenses	-	39,671
Total current assets	28,929	82,517

Property and equipment, at cost less accumulated
depreciation of $16,214 and $13,754, respectively	15,182	17,642

Other assets:
Security deposit	11,687	11,687
Note receivable	39,000	39,000
Intangible assets, net of accumulated amortization of $33,953 and
$30,973, respectively	26,475	29,455
Total other assets	77,162	80,142

Total assets	$121,273	$180,301

Liabilities and Stockholders' Equity
Current liabilities:
Notes and loans payable	$94,933	$8,000
Accounts payable	57,394	37,749
Accrued expenses payable	160,626	31,264
Total current liabilities and total liabilities	312,953	77,013

Stockholders' equity:
Series A Preferred stock, no par value:
authorized 20 shares, issued and outstanding 10 and 10 shares, respectively	103,664	103,664
Common stock, no par value; authorized
Common stock, no par value; authorized 400,000,000 shares, issued and outstanding 146,008,250 and 145,363,750 shares, respectively	11,889,505	11,842,331
Accumulated deficit	(12,184,849)	(11,842,707)
Total stockholders' equity (deficit)	(191,680)	103,288

Total liabilities and stockholders' equity (deficit)	$121,273	$180,301

See notes to consolidated financial statements.

WRAPmail, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

Revenues	$71,990	$86,525	$24,327	$18,535

Operating expenses:
Officers and directors compensation and payroll taxes (including
stock - based compensation of $0, $750,000, $0 and $510,000 respectively	159,463	800,751	38,897	45,751
Consulting fees (including stock-based compensation of $30,000
$386,415, $0 and $204,327 respectively)	98,473	413,435	4,104	214,827
Advertising expense	10,301	26,852	5,551	9,999
Hosting expense	20,465	42,488	8,325	1,637
Rent expense	48,795	37,108	16,265	22,108
Professional fees	36,787	72,223	20,050	54,621
Depreciation of property and equipment	2,459	804	806	181
Amortization of intangible assets	2,980	2,982	993	994
Other	34,911	90,163	13,464	44,361

Total operating expenses	414,634	1,486,806	108,455	394,479

Loss from operations	(342,644)	(1,400,281)	(84,128)	(375,944)

Other income (expense):
Loss on Investment	-	(1,760)	-	(800)
Interest income	877	6	292	1
Impairment of goodwill	-	(1,994,641)	-	-
Interest expense (including amortization of debt discounts of $0, $32,114, $0 and $32,114 respectively)	(375)	(32,782)	(125)	(32,307)

Other income (expense) – net	502	(2,029,177)	167	(33,106)

Loss before provision for income taxes	(342,142)	(3,429,458)	(83,961)	(409,050)

Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	$(342,142)	(3,429,458)	(83,961)	(409,050)

Net loss per common share – basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.00)

Weighted average common shares
outstanding – basic and diluted	146,009,710	227,708,384	146,012,598	240,509,185

See notes to consolidated financial statements.

WRAPmail, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net loss	(342,142)	(3,429,458)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	30,000	1,136,415
Impairment of goodwill	-	1,994,641
Loss on investment	-	1,760
Depreciation of property and equipment	2,460	804
Amortization of intangible assets	2,980	2,982
Amortization of debt discount	-	32,114
Changes in operating assets and liabilities:
Accounts receivable	(2,981)	(10,569)
Prepaid expenses	9,671	5,594
Accounts payable	66,819	19,110
Accrued expenses payable	129,362	9,764

Net cash used in operating activities	(103,831)	(236,843)

Investing Activities:
Cash received from acquisition of Prosperity Systems, Inc.	-	563
Intangible assets additions	-	67
Investment in Stock Market Manager, Inc.	-	(11,500)

Net cash used in investing activities	-	(10,870)

Financing Activities:
Proceeds from sales of common stock	-	300,000
Repayments of notes and loans payable	-	(40,000)
Proceeds received from notes and loans payable	86,933	50,000

Net cash provided by financing activities	86,933	310,000

Increase (decrease) in cash and cash equivalents	(16,898)	62,287

Cash and cash equivalents, beginning of period	18,373	100,475

Cash and cash equivalents, end of period	1,475	162,762

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	-	-
Interest paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	-	47,270
Issuance of common stock for acquisition
of Prosperity Systems, Inc. (less $563 cash received)	-	1,998,911
Issuance of common stock in satisfaction of accrued interest	-	4,375
Issuance of common stock in satisfaction of accounts payable	47,174	82,376
Issuance of common stock as additional consideration for a $50,000 loan	$ -	$ 47,872

See notes to consolidated financial statements.

WRAPmail, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2016 and 2015

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

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of September 30, 2016, the Company had cash and cash equivalents of $1,475 and negative working capital of $284,024. For the nine months ended September 30, 2016 and 2015, the Company had net losses of $342,142 and $3,429,458, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to pursue new customers to attain profitable operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial statements should be read in conjunction with the Company’s latest annual financial statement. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the nine-month period ended September 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

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

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 Level-1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2- Level-2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 -Level 3 applies to assets or liabilities for which there are unobservable inputs to the Valuation  methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

(j) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC718”) and ASC 505-50, Equity – Based Payments to Non-employees.

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

In accordance with ASC 505-50 the Company determines the fair value of the stock based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date at which the counterparty’s performance is complete.

 Options and warrants

The fair value of stock options and warrants is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year:

Risk-Free Interest Rate.

We utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.

Expected Volatility.

We calculate the expected volatility based on a volatility index of peer companies as we did not have sufficient historical market information to estimate the volatility of our own stock.

Dividend Yield.

We have not declared a dividend on its common stock since its inception and have no intentions of declaring a dividend   in the foreseeable future and therefore used a dividend yield of zero.

Expected Term.

The expected term of options granted represents the period of time that options are expected to be outstanding.  We

estimated the expected term of stock options by using the simplified method.  For warrants, the expected term   represents the actual term of the warrant.

Forfeitures.

Estimates of option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite   service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.   Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change   and will also impact the amount of compensation expense to be recognized in future periods.

(k)  Advertising

Advertising costs are expensed as incurred and amounted to $10,301 and $26,852 for the nine months ended September 30, 2016 and 2015, respectively.

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

(o)  Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company.  These include:

In August 2014, the FASB issued ASU 2014-15 “Disclosure about an Entities Ability to Continue as a Going Concern”. The update establishes management’s responsibility to evaluate whether there is substantial doubt about an entities ability to continue as a going concern including related disclosures.

In 2016 the FASB issued ASU 2016-2(topic 842) which establishes a new lease accounting model for lessees. Under the, new guidance lessees will be required to recognize right of use assets and liabilities for most leases having terms of 12 months or more.

The impact on the Company’s financial statements has not yet been determined.

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

The following pro forma information summarizes the results of operations for the Nine Months ended September 30, 2015 as if the acquisition occurred at December 31, 2014.  The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on December 31, 2014, nor is it intended to project results of operations for any future period.

Nine Months Ended September 30, 2015

Revenues	$ 86,525

Operating expense	1,486,806

Loss from Operations	(1,400,281)

Other income (loss) - net	(34,536)

Net loss	(1,434,817)

Net loss per common share
– basic and diluted	$ (0.01)

Weighted average common shares
outstanding – basic and diluted	227,708,384

NOTE 6 – Note Receivable

The $39,000 note receivable at September 30, 2016 and December 31, 2015 bears interest at a rate of 3% per annum and is due November 30, 2020. The receivable arose from the Company’s sale of its 50% interest in Stock Market Manager, Inc. to Endeavour Cooperative Partners, LLC (“Endeavour”) on November 30, 2015. Endeavour is affiliated with Carl Dilley, a Company director.

NOTE 7 – Intangible Assets, Net

Intangible assets, net, consist of:

	September 30,	December 31,
	2016	2015
Video conferencing software acquired
by Prosperity in December 2009	$ 30,000	$ 30,000

Enterprise and audit software acquired
by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Other	3,548	3,548

Total	60,428	60,428

Accumulated amortization	(33,953)	(30,973)

Net	$ 26,475	$ 29,455

Expected future amortization expense for intangible assets as of September 30, 2016 follows:

Amount

2016	$ 995
2017	3,975
2018	3,975
2019	3,975
Thereafter	13,555

Total	$ 26,475

NOTE 8 – Notes and Loans Payable

Notes and loans payable consist of:
	September 30, 2016	December 31, 2015
Notes payable dated February 1, 2016, interest at 12% per	$ 30,000	$ -
annum, due April 1, 2016
Notes payable dated March 15, 2016, interest at 14.99% per	51,250	-
annum, due March 24, 2017
Convertible note payable to brother of Marco Alfonsi, Chief	5,000	5,000
Executive Officer of the Company, interest at 10% per
annum, due August 22, 2016
Loan payable to Mckenzie Webster Limited (“MWL”), an	3,000	3,000
entity controlled by the Chairman of the Board of
Directors of the Company, non-interest bearing, due on
demand	2,240
Loan payable to Marco Alfonsi, Chief Executive Officer of the
Company, non-interest bearing, due on demand	3,443	-

Total	$ 94,933	$ 8,000

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

On September 30, 2016, the Company issued 400,000 shares of WRAP common stock to a technical consultant in satisfaction of a $25,617 account payable to that vendor.

NOTE 11 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2014	200,000	307,500	507,500
Granted in 2015	-	-	-
Cancelled in 2015	-	-	-

Balance, December 31, 2015	200,000	307,500	507,500
Granted in 1Q and 2Q 2016	-	-	-
Cancelled in 1Q and 2Q 2016	-	-	-

Balance, September 30, 2016	200,000	307,500	507,500

Issued and outstanding stock options as of September 30, 2016 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	and Exercisable	Price	Expiration
2006	150,000	$ 1.00	2016
2009	50,000	$ 1.00	2019

Total	200,000

Issued and outstanding warrants as of September 30, 2016 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	and Exercisable	Price	Expiration
2006	60,000	$ 1.00	2016
2010	247,500	$ 1.00	2020

Total	307,500

NOTE 12 – Income Taxes

No provisions for income taxes were recorded for the periods presented since the Company incurred net losses in those periods.

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 35% to pretax income (loss) as follows:

	Nine Months Ended September 30,
	2016	2015

Expected income tax (benefit) at 35%	$ (119,750)	$ (1,200,311)

Non-deductible stock-based compensation	10,500	397,745

Non-deductible impairment of goodwill	-	698,124

Increase in deferred income tax assets
valuation allowance	109,250	104,442

Provision for (benefit from) income taxes	$ -	$ -

Deferred income tax assets consist of:

	September 30,	December 31,
	2016	2015

Net operating loss carryforward	$ 1,194,524	$ 1,085,274

Valuation allowance	(1,194,524)	(1,085,274)

Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,194,524 attributable to the future utilization of the $3,412,925 net operating loss carryforward as of September 30, 2016 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at September 30, 2016. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, and 2036 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $28,511, $345,921, and $312,142, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

The Company's U.S. Federal and state income tax returns prior to 2012 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The statute of limitations on the 2012 tax year returns expired in March 2016.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets. There were no interest or penalties paid during 2016 and 2015.

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

Rent expense for the nine months ended September 30, 2016 and 2015 was $48,795 and $37,108, respectively.

At September 30, 2016, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2016	$ 9,118
Year ended December 31, 2017	36,472
Year ended December 31, 2018	27,900

Total	$ 73,490

Major Customers

For the nine months ended September 30, 2016, three customers accounted for approximately 36%, 29%, and 15%, respectively, of total revenues.

For the nine months ended September 30, 2015, three customers accounted for approximately 30%, 24%, and 14%, respectively, of total revenues.

Public Offering of Units

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

Results of Operations

Three Months Ended September 30, 2016 compared with Three Months Ended September 30, 2015:

Revenues increased $5,792 from $18,535 in 2015 to $24,327 in 2016.  The increase was due to the business from new customers.

Officers and directors compensation and payroll taxes decreased $6,854 from $45,751 in 2015 to $38,897 in 2016.  The 2015 expense amount ($45,751) consists of salary paid to our Chief Technology Officer ($18,750) and Chief Executive Officer ($22,000) pursuant to their respective employment agreements and related payroll taxes ($5,001). The 2016 expense amount ($38,897) consists of salaries paid or accrued to our Chief Technology Officer ($18,750) and our Chief Executive Officer ($18,000) pursuant to their respective employment agreements and related payroll taxes ($2,147).

Consulting fees decreased $210,723 from $214,827 in 2015 to $4,104 in 2016.  The 2015 expense amount ($214,827) includes stock-based compensation of $204,327, resulting from stock issued for the service of several consultants ($198,077) and the amortization of prior year deferred consulting fees relating to one Prosperity consultant ($6,250). The 2016 expense amount ($4,104) represents the amount paid for consulting services rendered by an Indian consulting firm.

Advertising expense decreased $4,448 from $9,999 in 2015 to $5,551 in 2016.

Hosting expense increased $6,688 from $1,637 in 2015 to $8,325 in 2016.

Rent expense decreased $5,843 from $22,108 in 2015 to $16,265 in 2016.

Professional fees decreased $34,571 from $54,621 in 2015 to $20,050 in 2016.

Depreciation of property and equipment increased $625 from $181 in 2015 to $806 in 2016.

Amortization of intangible assets decreased $1 from $994 in 2015 to $993 in 2016.

Other operating expenses decreased $30,897 from $44,361 in 2015 to $13,464 in 2016.  The decrease was due largely to lower office expenses in 2016 compared to 2015.

Net loss decreased $325,089 from $409,050 in 2015 to $83,961 in 2016. The decrease was due to the $286,024 decrease in total operating expenses and the $33,273 improvement in other income (expense) – net from $33,106 other expense – net in 2015 to $167 other income – net in 2016, and the $5,792 increase in revenues.

Nine Months Ended September 30, 2016 compared with Nine Months Ended September 30, 2015:

Revenues decreased $14,535 from $86,525 in 2015 to $71,990 in 2016.  The decrease was due to the loss of business from certain customers.

Officers and directors compensation and payroll taxes decreased $641,288 from $800,751 in 2015 to $159,463 in 2016.  The 2015 expense amount ($800,751) consists of  stock-based compensation from a March 26, 2015 stock grant of a total of 3,000,000 shares of our common stock to the three members of the Board of Directors (1,000,000 shares each) for services rendered ($240,000), stock-based compensation from a June 14, 2015 stock grant of a total of 10,000,000 shares of our common stock to the Chief Executive Officer pursuant to an Executive Employment Agreement ($510,000), salary paid to our Chief Technology Officer ($18,750) and our Chief Executive Officer ($27,000), and related payroll taxes ($5,001). The 2016 expense amount ($159,463) consists of salaries paid or accrued to our Chief Technology Officer ($93,750) and our Chief Executive Officer ($54,000) pursuant to their respective employment agreements, and related payroll taxes ($11,713).

Consulting fees decreased $314,962 from $413,435 in 2015 to $98,473 in 2016.  The 2015 expense amount ($413,435) includes stock-based compensation of $386,415, consisting of a March 26, 2015 stock grant of a total of 2,000,000 shares of our common stock to the four members of the Board of Advisors (500,000 shares each) ($160,000), July 6, 2015 issuance of 1,200,000 shares of common stock to Greg Partin (1,000,000 shares) and Addon Functionality Corp (200,000 shares) for consulting services received ($60,000), July 31, 2015 issuance of 50,000 shares to Ben Burke for consulting service received ($14,995), August 14, 2015 issuance of 430,000 shares to Greg Partin for consulting service received ($107,457), August 21, 2015 issuance of 400,000 shares to Microcap Haedlines, Inc. for consulting service received from September 2015 to February 2016 ($15,000 expensed, $75,000 prepaid ) and the amortization of prior year deferred consulting fees relating to two Prosperity consultants ($28,963). The 2016 expense amount includes stock-based compensation of $30,000.

Advertising expense decreased $16,551 from $26,852 in 2015 to $10,301 in 2016.

Hosting expense decreased $22,023 from $42,488 in 2015 to $20,465 in 2016.

Rent expense increased $11,687 from $37,108 in 2015 to $48,795 in 2016.

Professional fees decreased $35,436 from $72,223 in 2015 to $36,787 in 2016.

Depreciation of property and equipment increased $1,655 from $804 in 2015 to $2,459 in 2016.

Amortization of intangible assets decreased $2 from $2,982 in 2015 to $2,980 in 2016.

Other operating expenses decreased $55,252 from $90,163 in 2015 to $34,911 in 2016.  The decrease was due largely to lower office expenses and travel expense in 2016 compared to 2015.

Impairment of goodwill decreased $1,994,641 from $1,994,641 in 2015 to $0 in 2016.  The 2015 expense resulted from the January 5, 2015 acquisition of Prosperity.

Net loss decreased $3,087,316 from $3,429,458 in 2015 to $342,142 in 2016. The decrease was due to the $1,072,172 decrease in total operating expenses and the $2,029,679 improvement in other income (expense) – net from $2,029,177 other expense – net in 2015 to $502 other income – net in 2016, offset partially by the $14,535 decrease in revenues.

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of $1,475 and negative working capital of $284,024.

Cash and cash equivalents decreased $16,898 from $18,373 at December 31, 2015 to $1,475 at September 30, 2016.  For the nine months ended September 30, 2016, $86,933 was provided by financing activities and $103,831 was used in operating activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2016, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our first fiscal quarter for the period ended September 30, 2016 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our  internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarterly period ending September 30, 2016.  Our prior sales of unregistered securities may be reviewed in our S-1 Registration Statement, which are available for review at sec.gov.

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

WRAPMAIL, INC.

Date: November 18, 2016	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: November 18, 2016	By:	/s/ Rolv Heggenhougen
Rolv Heggenhougen Chief Financial Officer/Chief Accounting Officer