Form 10-K
period 2016-12-31
Wrapmail, Inc.
filed 2017-04-10
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the Transition Period From ____________ to ____________

Commission File Number: 333-208293

WRAPMAIL, INC.

(Exact name of registrant as specified in its charter)

Florida	20-3624118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

445 NE 12th Ave. Fort Lauderdale, Florida 33301,

(Address of principal executive offices)

516-205-4751

Registrant’s telephone number, including area code:

None

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.00 per share

Securities Registered Pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2016, was $2,737,510, based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of March 30, 2017, the registrant had outstanding 154,679,466 shares of common stock, $0.00 par value per share.

WRAPMAIL, INC.

2016 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management’s current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

●	strategy;
●	new product discovery and development;
●	current or pending clinical trials;
●	our products’ ability to demonstrate efficacy or an acceptable safety profile;
●	actions by regulatory authorities;
●	product manufacturing, including our arrangements with third-party suppliers;
●	product introduction and sales;
●	royalties and contract revenues;
●	expenses and net income;
●	credit and foreign exchange risk management;
●	liquidity;
●	asset and liability risk management;
●	the outcome of litigation and other proceedings;
●	intellectual property rights and protection;
●	economic factors;
●	competition; and
●	legal risks.

Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “could,” “will,” “will continue,” “seeks,” “should,” “predict,” “potential,” “outlook,” “guidance,” “target,” “forecast,” “probable,” “possible” or the negative of such terms and similar expressions. Forward-looking statements are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, except as required by law, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws.

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, under “Risk Factors” and elsewhere in this Annual Report and in our other public reports filed with the Securities and Exchange Commission. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this prospectus are based on information available to us on the date of this Annual Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report.

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2016, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

As an emerging growth company, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●

being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report;

●	not being requested to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”);
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1 billion or more in annual gross revenues; (ii) the end of fiscal year 2019; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

PART I

Item 1. Business

Company Overview

WRAPmail Inc. (the “Company,” “WRAPmail,” “we,” “us,” or “our”) was organized in Florida in October, 2005. The Company effected a 10 for 1 forward stock split on December 27, 2010; and a 1 for 10 reverse stock split on June 4, 2013.

On January 5, 2015, WRAPmail and Prosperity Systems, Inc. (“Prosperity”) entered into a stock purchase agreement whereby WRAPmail acquired all outstanding shares of Prosperity in a one-for-one exchange of 36,354,077 shares. The WRAPmail shares were newly issued. In addition, 80,000,000 newly issued shares of WRAPmail were given to Prosperity’s then CEO, Marco Alfonsi, for extinguishment of $22,250 of debt owed to him by Prosperity and services to be performed by Mr. Alfonsi to the Company. In connection with the share exchange, the Company then CEO retired 70,166,750 of WRAPmail’s outstanding stock and retired from his position as CEO but remained as chairman. Prosperity’s CEO, Marco Alfonsi, became the Company’s new CEO.

On October 29, 2015, the Company, pursuant to board resolution, elected to formally dissolve Prosperity Systems, Inc. and file its final tax return with the IRS, file articles of dissolution with the secretary of state, and transfer its net assets and operations to the Company as Prosperity’s sole shareholder. This process has been initiated and is waiting on state approval to be complete. Prosperity’s primary offering was its proprietary Software as a Service (“SaaS”) system called the Bullseye® Productivity Suite, which consolidates the most desired office productivity tools into one online experience accessible by registered users from anywhere. Bullseye is now operated directly by WRAPmail as a division of the Company’s operations rather than within a subsidiary.

On January 23, 2017, the Company entered into a share purchase agreement (the “Health Max Purchase Agreement”) with Health Max Group, Inc. (“Health Max”) and the shareholders of Health Max (“Shareholders”). Pursuant to the Health Max Purchase Agreement, the Shareholders will sell all of the issued and outstanding common stock of Health Max (the “Health Max Shares”) to the Company in consideration for 700 shares of Series B Preferred Stock of the Company. It was acknowledged and agreed that there would be a total of 1,000 shares of Series B Preferred Stock authorized in WRAP, which preferred stock in the aggregate would be convertible into an aggregate of 87.5% of the Company’s issued and outstanding common shares, calculated on a fully diluted basis as of the closing of the Health Max acquisition, with no other rights of privileges. The Company also agreed to change its name to “HealthMax Group, Inc.” and its trading symbol. The acquisition of Health Max was expected to close 70 days from execution of the Agreement. On April 6, 2017, the Company elected to terminate the Health Max Purchase Agreement. The termination was following the Company’s due diligence investigations of Health Max and the determination that Health Max would not be the best acquisition target for the Company.

Business

WRAPmail, Inc. was formed in order to tap into a largely un-serviced segment of the web-based advertising industry. In July, 2015, WRAPmail, Inc. completed its acquisition of Prosperity Systems, Inc. Prosperity’s primary offering was its proprietary Software as a Service (“SaaS”) system called the Bullseye® Productivity Suite, which consolidates the most desired office productivity tools into one online experience accessible by registered users from anywhere. More recently, the Company has taken steps to enter the into the cannabis industry.

WRAPmail

The Company owns a patented technology that combines custom marketing content with organization e-mail to provide a next generation marketing platform for organizations and personal use. WRAPmail provides a branding and advertising solution to organizations allowing employee e-mails to be written on company sanctioned trackable e-mail stationary as opposed to using simple, personal e-mail signatures. In essence, WRAPmail turns every e-mail sent by one of our customers into valuable marketing tool by “wrapping” the e-mail with the customer’s letterhead, logo, product offerings, or other information or graphics that the customer wishes to disseminate to the reader.

WRAPmail is a server/cloud‐ based solution. Users create e-mails just as they always have, and do not see the rich content. Users are not required to change their e‐mail address and the administrator can “construct” with or without the help of the WRAPmail Production & Design team different e‐mail letterheads using the included WRAPmaker that allow for including different graphics, links, promotions, surveys and/or audio. The e-mail either makes a stop after leaving the user’s desktop and that “stop” is where the e-mail gets wrapped or users use the available WRAPmail toolbars. Currently, toolbars are available for Google Chrome, Microsoft Internet Explorer, Apple Safari and Firefox for Gmail, Yahoo Mail, AOLMail, Microsoft Hotmail/LIVE, GoDaddy webmail, Keller Williams webmail, Salesforce.com webmail and 24sevenoffice.com webmail. WRAPmail software resides in the cloud or for large clients on their own server inside their Firewall. One WRAPmail server can currently process about 100K emails per hour (as we move to multi‐threading we believe we can increase the speed ten‐fold). WRAPmail has also developed an APP for Android and iPhone where users can send WRAPPED emails from their Gmail, Yahoo Mail, AOL Mail and Microsoft Mail.

As of August, 2016, the Company had over 4,000 clients using our WRAPmail products; however, most of these clients were using our free product and we have been only mildly successful in converting our free users to paying customers using our newest version, “WRAPmail 2.0,” a paid service with B2B and B2C offerings.  This limited success in garnering new clients is despite numerous marketing efforts to the contrary and the Company has yet to find the best avenue for marketing WRAPmail 2.0 to potential clients. The Company continues to explore alternative avenues for generating revenues through its WRAPmail 2.0 product offering and intellectual property.

After substantial research, we are not aware of any competitors developing a similar solution to WRAPmail, possibly giving us first mover advantage. Nonetheless, we may face competition from stationary letterhead, bulk e-mail and similar product providers.

Bullseye

The Bullseye Productivity Suite is a cloud-based system that consolidates all necessary office productivity tools into one online experience, accessible everywhere when you need it with full disaster recovery mechanisms built in. All functions and features are audited to help users with corporate governance and compliance issues.

The Bullseye® Productivity Suite consolidates all necessary office productivity tools into one online experience accessible everywhere you need it. The system has tools that include, but not limited to, close loop Email, CRM marketing, task and project management, document storage and retrieval system, note system, form building, video conferencing, scanning, internet cloud and real‐time data use. All functions and features of the Bullseye® Productivity Suite are audited and help our clients with corporate governance and compliance. Flawless organization of personal and professional information as well as the categorizing and archiving of digital files is possible through our Bullseye platform.

Our goal is to offer a very specialized niche SaaS offering focused on Compliance, Corporate Governance and Disaster Recovery to the SMB market. Our goal over a three-year period is to grow the Bullseye platform user base to over 5,000 users. Currently, Bullseye has approximately 55 customers paying a rate of $50 per month.

The CRM market is dominated by the likes of Salesforce, Microsoft, etc. These are generalized solutions offered on a one size fits all basis. We are focused on helping our small business clients who would otherwise have to hire consultants to integrate into these large generalized solutions. We develop niche SaaS products based on industry best practices. Our end products allow our customers, e.g., Broker Dealers, Small Financial Services firms, etc. to optimize their business and increase their productivity.

Transition into “CBD” Business

In or around the 4th quarter of 2016, the Company’s CEO, Marco Alfonsi, began discussions with Health Max regarding a potential joint-venture between the parties. Health Max manufactures and distributes health and wellness products containing “CBD” derived from industrial, imported hemp. Cannabidiol (“CBD”) is one of nearly 85 naturally occurring compounds (cannabinoids) found in industrial hemp and cannabis. CBD is non-psychoactive and is thought to have numerous uses, including, but not limited to, for pain, insomnia, epilepsy, anxiety, inflammation, and nausea. Unlike CBD derived from marijuana, CBD derived from the seeds and stalks of imported industrial hemp is generally considered legal in the U.S. so long as it contains less than 3% of “THC,” another, but psychoactive, cannabinoid found in cannabis. CBD derived from marijuana, marijuana and other marijuana derivatives are federally illegal in the U.S. despite being medically or recreationally legal in numerous states.

On January 13, 2017, the Company entered into a joint venture agreement with Health Max whereby the parties agreed to work towards developing a software system where cannabis can be tracked from seed to sale. Under the joint-venture, the Company is responsible for developing the software and Health Max is expected to actually track cannabis for clients using the software the Company develops. All revenue generated by the joint venture will be evenly split between WRAP and Health Max.

After working with Health Max through the joint-venture and learning more about the potential health benefits of CBD and the cannabis industry in general, the Company’s board of directors and shareholders representing a majority of the Company’s voting stock elected to acquire Health Max in order to enter into the cannabis industry directly. While the Company has since terminated the Health Max Purchase Agreement and will be working with Health Max only through the software joint-venture, the Company intends to continue to pursue its entry into the CBD market through alternative acquisitions and/or licensing arrangements. No such opportunities are currently under negotiation; nonetheless, the Company has been exploring additional accretive acquisitions within the cannabis industry, with its focus on assets and opportunities relating to CBD products derived from industrial hemp.

The CBD and cannabis markets are flooded with competition ranging from mom and pop operations to multi-million dollar conglomerates, many with longer operating histories, more capital and/or more industry knowledge than the Company. The Company hopes to partner with or engage industry specialists to help set it apart from its numerous competitors.

The statements found herein have not been evaluated by the Food and Drug Administration (FDA) and are not intended to diagnose, treat, cure or prevent any disease or medical condition.

While the Company is seeking additional opportunities to manufacture, market and/or distribute CBD, it continues to operate its Bullseye and WRAPmail divisions and explore ways to grow each, especially in a manner that would be symbiotic with its intended future CBD operation.

Intellectual Property

We own the following patents for our WRAPmail technology: US patent no. 8572275 issued on October 29, 2013. This patent expires in October, 2033. On July 20, 2015 WRAPmail filed for a new patent under the title: Method, System and Software for Dynamically Extracting Content for Integration with Instant Messages.

Any expiration of our patents or claims would adversely affect our business. However, with regard to the importance and effect of these patents, it is necessary to understand the structure of the Company’s intellectual property. Patents have been relied upon to discourage infringement during the research and development stage of the technology. In that sense we believe that the main purpose of the patents has been that they have served to provide the Company a head start against potential competitors. A significant body of unpublished know-how and trade secrets is closely held by the Company in order to mitigate the risk of competition that could arise from other parties’ reliance merely upon the information contained in the patents. The Company can derive revenue from sub-licensing its know-how without sub-licensing the rights to patents, or it can, as it has the right to do under the agreement, also sublicense the patents as well.

Employees

The Company currently has one full-time employee.

Reports to Security Holders

Our common stock is registered under the Securities Exchange Act of 1934 and we are required to file current, quarterly and annual reports and other information with the SEC. You may read and copy any document that we file at the SEC’s public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are available to you free of charge at the SEC’s web site at www.sec.gov. We are an electronic filer with the SEC and, as such, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This information may be found at www.sec.gov and posted on our website at www.immunetherapeutics.com.

Research and Development

In fiscal year 2015 we spent in a combination of fees and common stock issuances a total of approximately $276,994 in research and development and $0 for 2016. These figures include monies spent by Prosperity on its Bullseye product offering.

Government Regulation

We are subject to general business regulations and laws as well as Federal and state regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

To the extent the Company is successful in entering the cannabis industry through the manufacture and distribution of CBD products or otherwise, it will be subject to federal and state regulations relating to cannabis, including the Controlled Substance Act. These regulations may affect, among others, the way the Company manufactures and distributes its products, the way the Company is taxed, the way the Company banks, the location of the Company’s facilities, the content and testing of the Company’s products, and the quality of the Company’s services.

Transfer Agent

We have engaged Island Stock Transfer, located at 15500 Roosevelt Blvd, Suite 301, Clearwater, FL 33760,

as our stock transfer agent. Phone: 727.289.0010. Our director, Carl Dilley, is a principal of Island Stock Transfer.

Item 1A. Risk Factors

We are a smaller reporting company and not required to provide the information in this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company does not currently own any real property. We do however lease office space in Fort Lauderdale, Florida and Hicksville, New York.

Item 3. Legal Proceedings

We are not aware of any pending or threatened legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for quotation on OTC Market’s “Pink” marketplace under the symbol “WRAP.” Our common stock began trading in April, 2011.  Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

The following table presents, for the periods indicated, the high and low bid prices of the Company’s common stock, and is based upon information provided by OTC Market. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

		2016
	High		Low
First Quarter	$0.15		$0.08
Second Quarter	$0.13		$0.06
Third Quarter	$0.13		$0.01
Fourth Quarter	$0.08		$0.01

		2015
	High		Low
First Quarter	$0.12		$0.052
Second Quarter	$0.09		$0.045
Third Quarter	$0.40		$0.13
Fourth Quarter	$0.18		$0.10

The last reported sale price of the Company’s common stock as of March 31, 2017 was $0.021 per share.

Record Holders

As March 31, 2017, there were 154,679,466 shares of common stock issued and outstanding to approximately 153 shareholders of record.

Dividends

The Company paid no dividends in 2016 or 2015.

We do not anticipate paying any cash dividends in the foreseeable future.

The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance under Equity Compensation Plans

We do not now have, or plan to have in the near future, an equity incentive plan.

Recent Sales of Unregistered Securities

The following is a summary of transactions since our previous disclosure on our Form 10-Q filed with the Securities and Exchange Commission on November 18, 2016 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale was exempt from registration under either Section 4(a)(2) of the Securities Act or Rule 506(b) under Regulation D of the Securities Act.

On October 6, 2016, the Company issued 400,000 shares of WRAP common stock to a technical consultant in satisfaction of a $25,617 account payable to that vendor.

On February 2, 2017, the Company issued 200,000 shares of WRAP common stock to a financial consultant for services rendered.

On February 13, 2017, the Company issued 1,685,900 shares of WRAP common stock to the brother of the Chief Executive Officer of the Company in satisfaction of notes payable of $15,000 and accrued interest payable of $1,859.

On March 22, 2017, the Company issued 6,785,316 shares of WRAP common stock to a lender in satisfaction of notes payable of $50,000 and accrued interest payable of $5,979.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

We were incorporated in Florida on October 11, 2005. Effective January 5, 2015, we acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. We are in the process of dissolving Prosperity as a subsidiary and have been operating its Bullseye technology as a division of the Company. The Company provides document, project, marketing and sales management systems to business clients through its website and proprietary software.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Prosperity from the date of its acquisition on January 5, 2015.

Results of Operations

Year Ended December 31, 2016 compared with Year Ended December 31, 2015:

Revenues decreased $15,286 from $110,431 in 2015 to $95,145 in 2016. The decrease was due to the loss of business from certain customers.

Officers and directors compensation decreased $670,802 from $851,250 in 2015 to $180,448 in 2016.  The 2015 expense amount ($851,250) consists of  stock-based compensation from a March 26, 2015 stock grant of a total of 3,000,000 shares of our common stock to the three members of the Board of Directors (1,000,000 shares each) for services rendered ($240,000), stock-based compensation from a June 14, 2015 stock grant of a total of 10,000,000 shares of our common stock to the Chief Executive Officer pursuant to an Executive Employment Agreement ($510,000), and salaries paid to our Chief Executive Officer and our Chief Technology Officer totaling $101,250. The 2016 expense amount consists of salaries paid or accrued to our Chief Technology Officer and our Chief Executive Officer totaling $165,750 pursuant to their respective employment agreements and related payroll taxes of $14,698.

Consulting fees decreased $388,661 from $488,574 in 2015 to $99,913 in 2016. The 2015 expense includes stock-based compensation of $432,452, consisting of common stock grants ($402,452) and the amortization of prior year stock-based deferred consulting fees relating to two Prosperity consultants ($30,000). The 2016 expense includes stock-based compensation of $30,000 for consulting services rendered by an Indian consulting firm.

Advertising expense decreased $3,751 from $15,652 in 2015 to $11,901 in 2016.

Hosting expense decreased $1,098 from $33,280 in 2015 to $32,182 in 2016.

Rent expense increased $26,295 from $38,765 in 2015 to $65,050 in 2016. The increase was due to the execution of a new lease for additional space in September 2016.

Professional fees decreased $43,528 from $90,735 in 2015 to $47,207 in 2016. The decrease was due to lower legal expense in 2016.

Depreciation of property and equipment increased $1,066 from $2,201 in 2015 to $3,267 in 2016.  The increase was due to equipment added during 2015.

Amortization of intangible assets remained the same in 2016 and 2015 at $3,974.

Other operating expenses decreased $97,542 from $160,283 in 2015 to $62,741 in 2015.  The decrease was due largely to lower conference expenses and travel expenses in 2016 compared to 2015.

Impairment of goodwill decreased $1,994,641 from $1,994,641 in 2015 to $0 in 2016.

Interest expense increased $7,568 from $48,666 in 2015 to $56,234 in 2016. $47,872 of the $48,666 interest expense in 2015 represents amortization of a debt discount recognized in connection with a loan received in 2015, while $50,315 of the $56,234 interest expense in 2016 represents debt discount recognized in connection with the issuance of three convertible notes in 2016.

Net loss decreased $2,926,673 from $3,591,723 in 2015 to $665,050 in 2016.  The decrease was due to the $1,178,021 decrease in total operating expenses and the $1,763,938 decrease in other expense - net, partially offset by the $15,286 decrease in revenues.

Liquidity and Capital Resources

At December 31, 2016, the Company had cash and cash equivalents of $30,193 and a working capital deficit of $605,131.

Cash and cash equivalents increased $11,820 from $18,373 at December 31, 2015 to $30,193 at December 31, 2016.  For the year ended December 31, 2016, $154,250 was provided by financing activities, $142,430 was used in operating activities, and $0 was used in investing activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2016 and 2015 and the report of BMKR, LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-22 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO), as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO has concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the small size of our accounting staff, the lack of segregation of duties and the lack of an audit committee.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Any internal control system, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principle, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

There was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. We expect that the Company will need to hire accounting personnel with the requisite knowledge to improve the levels of review of accounting and financial reporting matters. The Company may experience delays in doing so and any such additional employees would require time and training to learn the Company’s business and operating processes and procedures. For the near-term future, until such personnel are in place, this will continue to constitute a material weakness in the Company’s internal control over financial reporting that could result in material misstatements in the Company’s financial statements not being prevented or detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our board of directors is elected annually by our shareholders. The board of directors elects our executive officers annually. Our directors and executive officers as of March 31, 2017 are as follows (note that Rolv Heggenhougen (former CFO, Chairman and Director) and Romuald Stone (former CTO) resigned from the Company following fiscal year 2016):

Name	Age	Position
Marco Alfonsi	56	CEO, Director, interim CFO
Carl Dilley	62	Director
Neil Ford	57[1]	Director
Rolv Heggenhougen	60[2]	Chairman, Director, CFO
Romuald Stone	41[3]	CTO

Marco Alfonsi, CEO and director, has been a financial service professional for the past 20 years. Mr. Alfonsi was appointed director and CEO of the Company in or around January, 2015. Immediately prior to that, he spent eight years serving as the CEO of Prosperity Systems, Inc.

Throughout his career, Mr. Alfonsi was directly and indirectly involved in raising over $100 million dollars for small and medium sized business. Prior to his involvement in the financial services industry, Mr. Alfonsi has owned, operated, financed and sold several businesses. Mr. Alfonsi successfully started and managed two companies (ExecuteDirect.com, and Bakers Express of New York, Inc.), and held senior management positions with a number of financial institutions, including: Global American Investments, Clark Street Capital and Basic Investors.

Carl Dilley, director, is a career entrepreneur serving as an officer or director in many different companies and industries. With key roles at Spartan Securities and Island Stock Transfer, Mr. Dilley has been instrumental in taking over 400 companies public. He is currently a managing partner of Connect X Capital Partners, which owns a group of financial services and other companies including: Island Capital Management, LLC, Spartan Securities Group, Ltd., Proxy and Printing LLC., Endeavour Insurance Partners and Pioneer Recycling LLC. He has served as president of Island Stock Transfer, a division of Island Capital Management, LLC from 2003 to present and currently acts as senior executive officer responsible for oversight of the day to day operations. He has also acted as CEO of Vacation Travel Corp, from 2003 to present, president of Hurricane Motorsports, Inc. from 2008 to present, director and COO of Endurance Exploration Group from January, 2014 to present, director of Perpetual Industries, Inc. from March, 2015 to present. Mr. Dilley was elected director of the Company in 2014. It is Mr. Dilley’s decades of business experience, including serving as officer and director of numerous public and private entities, several in similar industries as the Company that led to the conclusion that he should serve as our director.

Mr. Dilley has been involved in the investment Industry since 1983, and previously held FINRA series 24, 66, and 7 Securities licenses to perform retail, investment banking and new listing services functions for Spartan, where he served as managing partner until January 2015. He stepped down to assume the role as President of Pioneer Recycling in January 2015. He has taken University level courses in accounting, finance, and statistics and holds a Canadian Finance II designation and fellow of Canadian Securities Institute and completed Part I and II of the CFA (Chartered Financial Analyst program) at University of West Virginia.

Neil Ford, former director, has been an entrepreneur since he was a teenager. In his early 20’s, he founded a moving company in California, sold it and took over a one-man maintenance company and built that company into a multi-million dollar national maintenance company, called Service Anywhere. Mr. Ford is currently the CEO and Chairman for Health Max, which is why he was elected to the board.

Rolv Heggenhougen, former chairman, director and chief financial officer, has founded and/or managed organizations in Norway, Sweden, Denmark, Latvia, Switzerland, Germany, China, Australia, and the US. His first company, iGroup ASA (OSE: IGR) went public in 2001. From 1989 to present, he has served as Founder & Chairman of McKenzie Webster Limited, an investment and consulting company. Mr. Heggenhougen founded WRAPmail, Inc. in 2005 and served as its CEO until January, 2015. He received his BSBA from the University of Miami in 1982 and his Juris Doctorate from Oslo Law School in 1984. Mr. Heggenhougen currently devotes approximately 25-35 hours per week to Company operations, which time is currently sufficient for the Company’s needs. To the extent that Company operations begin to require more of Mr. Heggenhougen’s time, he will increase the number of hours he devotes to Company matters.

Romuald Stone, former chief technology officer, has over 12 years of IT experience building software products and creating services using cutting-edge technologies. Mr. Stone has held several management-level positions and has led several development teams. He is an expert in building enterprise-scale applications ranging from e-commerce platforms to full-service portals. Mr. Stone has held lead developer roles with Columbus, Ohio based SARCOM, Inc. and Nationwide Children’s Research (formerly known as Columbus Children’s Research Institute). At SARCOM, Inc. Mr. Stone oversaw core application development, along with Business to Business integration, information architecture and user interface design. Mr. Stone received a B.S. in Computer Science from DeVry University. In addition, he has earned multiple technical certifications including Microsoft’s MCP/MCAS and Cisco’s CCNA.

[1] Neil Ford resigned from the Company on April 4, 2017. His resignation was not a product of dispute or disagreement with the board or Company.

[2] Rolv Heggenhougen resigned from the Company on January 23, 2017. His resignation was not a product of dispute or disagreement with the board or Company.

[3] Romuald Stone resigned from the Company on January 26, 2017. His resignation was not a product of dispute or disagreement with the board or Company.

Board Committees

We have not yet established an audit committee, compensation committee, or nominating committee. During 2016, the functions ordinarily handled by these committees were handled by our entire Board.

Family Relationships

There are no familial relationships between any of our officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

The Company is not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At this time, Mr. Ford and Mr. Dilley are “independent directors” as that term is defined under the rules of the NASDAQ Capital Market.

Code of Ethics

We have not adopted a Code of Ethics that applies to all of our employees and officers, and the members of our Board of Directors due to the financial constraints of doing so.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2016, the Reporting Persons met all applicable Section 16(a) filing requirements.

Item 11.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2016.

Executive Summary Compensation Table
Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Marco Alfonsi(1)	2015	$45,000	$0	$590,000	$0	$0	$0	$0	$635,000
CEO and Director	2016	$72,000	$0	$0	$0	$0	$0	$0	$72,000

Rolv Heggenhougen(2)	2015	$0	$0	$80,000	$0	$0	$0	$0	$80,000
CFO, Chairman, and Director (former)	2016	$0	$0	$0	$0	$0	$0	$0	$0

Romuald Stone(3)	2015	$56,250	$0	$0	$0	$0	$0	$0	$56,250
CTO (former)	2016	$93,750	$0	$0	$0	$0	$0	$0	$93,750

(1) On May 14, 2015, Marco Alfonsi executed an employment agreement with the Company, pursuant to which he was issued 10,000,000 shares of our common stock. Mr. Alfonsi also received 1,000,000 shares, valued at $80,000 for his director services. He receives compensation of $5,000 per month per his contract and an additional $1,000 per month per the approval of the board. He may terminate his agreement with 30 days advance notice and we may terminate at any time with board approval.

(2) Mr. Rolv Heggenhougen received 1,000,000 shares of our common stock, valued at $80,000, in 2015 in consideration for his director services. Mr. Heggenhougen has resigned from the Company.

(3)  In addition to salary, in 2015, Mr. Romuald Stone received 200,000 shares for services rendered. Mr. Stone has resigned from the Company.

We do not have an equity incentive plan and no named executive officer has unexercised outstanding equity awards.

The table below summarizes all compensation awarded to, earned by, or paid to our non-interested directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2016.

Non-Interested Director Summary Compensation Table
Name and principal position	Year	Fees Earned or Paid in Cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Carl Dilley(1)	2015	$0	$80,000	$0	$0	$0	$0	$80,000
Director	2016	$0	$0	$0	$0	$0	$0	$0

Neil Ford(2)	2015	$0	$0	$0	$0	$0	$0	$0
Director (former)	2016	$0	$0	$0	$0	$0	$0	$0

(1) Mr.  Carl Dilley received 1,000,000 shares of our common stock, valued at $80,000, in 2015 in consideration for his director services.

(2) Mr. Neil Ford has not received compensation from the Company.

No director has received cash compensation for their directorship.  We do not have a compensation committee and compensation for our directors and officers is determined by our board of directors. In addition, in 2015, we granted four members of our board of advisors 500,000 shares each, valued at a total of $160,000.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meetings. No additional compensation is paid for attendance in person or by telephone at board meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of March 31, 2017, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The Company’s principal office is the business address for each of the named shareholders.

There are 154,679,466 shares of common stock outstanding as of March 31, 2017, and 10 shares of preferred stock issued and outstanding, each of which is convertible into 10,000,000 shares of common stock at any time and represents 200,000,000 votes. There are a total of 354,679,466 votes eligible to be cast in any Company vote as of March 31, 2017.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities.

Except as otherwise indicated and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. Unless stated otherwise, the business address for these shareholders is 445 NE 12th Ave., Fort Lauderdale, Florida 33301.

Name	Title	Number of Common Shares	% of Common Share	Number of Preferred Shares	% of Preferred Share	% of Eligible Votes	Number of Warrants currently exercisable or exercisable in the next 60 days
Marco Alfonsi[1]	CEO, Director	30,705,000	19.85%	5	50%	36.85%	0
Carl Dilley[2]	Director	1,085,034	0.70%	0	0%	0.31%	0
All officers and directors as a group [2 persons]		31,790,034	20.55%	5	50%	37.16%	0

(1) Marco Alfonsi owns 30,705,000 shares of common stock and 5 shares of preferred stock, which are convertible into 50,000,000 shares and equal 100,000,000 votes. Prior to October 29, 2015, Mr. Alfonsi owned 81,000,000 shares of the Company’s common stock, at which time it was agreed that he would retire 50,000,000 shares of common stock for 5 shares of preferred stock. Mr. Alfonsi had been issued an additional 10m shares as compensation for serving as CEO, which he later gifted to four family members. These 10m have not been included in the above calculations.

(2) Carl Dilley holds 1,085,034 shares in his individual name. In addition, entities in which Mr. Dilley holds a minority interest own shares in the Company—1,000 shares are held by Endurance Exploration Group and 1,000 shares are held by Spartan Securities Group, Ltd.

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting stock, excluding our directors and our executive officers

Name	Number of Common Shares	% of Common Share	Number of Preferred Shares	% of Preferred Share	% of Eligible Votes	Number of Warrants currently exercisable or exercisable in the next 60 days
McKenzie Webster Limited[1]	40,691,908	26.30%	5	50%	39.67%	0

(1)

McKenzie Webster Limited is controlled by the Company’s former director and CFO,  Rolv Heggenhougen. The five shares of preferred stock are convertible into 50,000,000 shares and equal 100,000,000 votes. Prior to October 29, 2015, McKenzie Webster Limited owned 92,141,908 shares of the Company’s common stock, at which time it was agreed that McKenzie Webster Limited would retire 50,000,000 shares of common stock for 5 shares of preferred stock.

The above tables are based upon information derived from our stock records. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. Unless stated otherwise, the business address for these shareholders is 445 NE 12th Ave., Fort Lauderdale, Florida 33301.

Item 13.	Certain Relationships and Related Party Transactions

Except as described herein (or within the section entitled Executive Compensation of this prospectus), none of the following parties (each a “Related Party”) has, in our fiscal years ended 2015 and 2016, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

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

On or around October 29, 2015, we authorized the issuance of 5 shares of WRAP Series A Preferred Stock to Marco Alfonsi and 5 shares of WRAP Series A Preferred Stock to Rolv Heggenhougen’s entity, McKenzie Webster Limited, in consideration for their respective cancelation of 50,000,000 shares of common stock held by each.

On November 30, 2015, Prosperity Systems, Inc. sold its 50% interest in Stock Market Manager, Inc. to Endeavour Cooperative Partners, LLC (“Endeavour”) for $39,000, payable via a promissory note from Endeavour with 3% interest and a five year maturity. Endeavour is affiliated with a Company’s director, Carl Dilley.

On or around February 1, 2016, the Company issued the CEO’s brother, Paul Alfonsi, a promissory note in the amount of $15,000 in exchange for a loan of $15,000 from Paul Alfonsi. The note has a six month maturity and bears 12% simple interest. On February 13, 2017, the Company issued 1,685,900 shares of WRAP common stock to the brother of the Chief Executive Officer of the Company in satisfaction of notes payable of $15,000 and accrued interest payable of $1,859.

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of WRAP. At December 31, 2016, WRAP had an account receivable from PAG of $3,190. For the year ended December 31, 2016, WRAP had revenues from PAG of $10,879.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a Company director, is both a customer and vendor of WRAP. As of December 31, 2016, WRAP had an account receivable from IST of $900 and an account payable to IST of $1,462. For the year ended December 31, 2016, WRAP had revenues from IST of $3,600.

Stock Market Manager, Inc. (see Note 5 to financial statements) is also an entity controlled by Mr. Dilley. At December 31, 2016, WRAP had an account payable to Stock Market Manager Inc. of $2,000.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by BMKR, LLP, our independent registered public accounting firm, during the fiscal years ended December 31, 2016 and December 31, 2015 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2016		December 31, 2015

Audit Fees		$24,000		$10,400
Audited Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

2.1 3.1	Share Exchange Agreement with Prosperity* Articles of Incorporation, as amended*
3.2	Bylaws*
10.1	Amended Bridge Financing Agreement with Sky Direct, LLC, dated August 20, 2015
10.2	Services Agreement with IDL Global
10.3	Services Agreement with Denise Katz
10.4	Services Agreement with Andrew Holtmeyer
10.5	Services Agreement with Romuald Stone
10.6	Agreement with Palladium Capital Advisors, LLC
10.7	Amended Promissory Note with Jeff Franz
10.8	Amended Promissory Note with Paul Alfonsi
10.9	Joint Venture Agreement between WRAPmail. Inc. and Health Max Group, Inc. dated January 13, 2017
10.10	Share Purchase Agreement between WRAPmail. Inc. and Health Max Group, Inc. dated January 23, 2017
31.1	Chief Executive and Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wrapmail, Inc.

Date: April 10, 2017	By:	/s/ Marco Alfonsi
	Name:	Marco Alfonsi
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Marco Alfonsi	Director	April 10, 2017
Marco Alfonsi

/s/ Carl Dilley	Director	April 10, 2017
Carl Dilley

WRAPMAIL INC. AND SUBSIDIARY

Index to Financial Statements

BMKR, LLP

Certified Public Accountants

1200 Veterans Memorial Hwy., Suite 350

T 631-293-5000

Hauppauge, New York 11788

F 631-234-4272

www.bmkr.com

Thomas G Kober, CPA

Charles W. Blanchfield, CPA (Retired)

Alfred M. Rizzo, CPA

Bruce A. Meyer, CPA (Retired)

Joseph Mortimer, CPA

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING  FIRM

To the Board of Directors and Stockholders of WRAPmail, Inc.

We have audited the accompanying consolidated  balance sheets of WRAPmail, Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated  statements  of operations and comprehensive loss, stockholders' equity, and cash  flows for each of the years in the two-year  period  ended  December  31, 2016.  WRAPmail,  Inc.'s  management  is responsible  for these consolidated  financial statements.  Our responsibility  is to express an opinion on these consolidated financial statements  based on our audits.

We conducted  our audits in accordance  with the standards  of the Public Company  Accounting  Oversight  Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated  financial  statements  are free of material misstatement.  The Company  is not required  to have, nor were we engaged  to perform,  an audit of its internal  control over financial  reporting.  Our audit included  consideration  of internal control over financial reporting as a basis for designing  audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly,  we express  no such opinion.  An audit includes examining,  on a test basis, evidence supporting the amounts and disclosures  in the consolidated  financial statements.  An audit also includes assessing  the accounting principles used and significant  estimates  made by management, as well as evaluating  the overall  financial statement  presentation.  We believe that our audits provide a reasonable  basis for our opinion.

In our opinion,  the consolidated  financial statements  referred to above present fairly, in all material respects, the financial position of WRAPmail,  Inc. as of December  31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year  period  ended  December  31, 2016,  in conformity  with accounting  principles  generally accepted in the United States of America.

The accompanying consolidated financial statements  have been prepared  assuming  that the Company  will continue as a going concern.  As discussed  in Note (2) to the consolidated  financial  statements,  the Company  has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going· concern.  Management's plan in regard to this matter is also described  in Note (2). The consolidated financial statements do not include any adjustments  that might result from the outcome of this uncertainty.

BMKR, LLP

BMKR, LLP

Hauppauge,  NY

April 6, 2017

Member American  Institute of Certified Public Accountants

Member Public Company  Accounting Oversight Board

WRAPmail, Inc. and Subsidiary
Consolidated Balance Sheets
	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$30,193	$18,373
Accounts receivable, less allowance for doubtful accounts of $0 and $15,726, respectively	13,742	24,473
Prepaid expenses	2,500	39,671
Total current assets	46,435	82,517

Property and equipment, at cost less accumulated
depreciation of $17,021 and $13,754, respectively	14,375	17,642

Other assets:
Security Deposit	11,687	11,687
Note receivable	39,000	39,000
Intangible assets, net of accumulated amortization
of $34,947 and $30,973, respectively	25,481	29,455
Total other assets	76,168	80,142

Total assets	$136,978	$180,301

Liabilities and Stockholders' Equity
Current liabilities:
Notes and loans payable	$58,315	$8,000
Derivative Liability	352,688	-
Accounts payable	54,714	37,419
Accrued officers compensation	134,750	-
Other accrued expenses payable	51,099	31,594
Total current liabilities and total liabilities	651,566	77,013
Commitments and contingencies (Notes 8 and 13)

Stockholders' equity:
Series A Preferred stock, no par value:
authorized 20 shares, issued and outstanding
10 and 10 shares, respectively	103,664	103,664
Common stock, no par value; authorized
400,000,000 shares, issued and outstanding
146,008,250 and 145,363,750
shares, respectively	11,889,505	11,842,331
Accumulated deficit	(12,507,757)	(11,842,707)
Total stockholders' equity	(514,588)	103,288

Total liabilities and stockholders' equity	$136,978	$180,301
See notes to consolidated financial statements.

WRAPmail, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2016 and 2015
	2016	2015

Revenues	$95,145	$110,431

Operating expenses:
Officers and directors compensation (including stock-
based compensation of $0 and $750,000 respectively	180,448	851,250
Consulting fees (including stock-based compensation of
$30,000 and $432,452, respectively)	99,913	488,574
Advertising expense	11,901	15,652
Hosting expense	32,182	33,280
Rent expense	65,060	38,765
Professional fees (including stock-based compensation of $0 and $15,000, respectively)	47,207	90,735
Depreciation of property and equipment	3,267	2,201
Amortization of intangible assets	3,974	3,974
Other	62,741	160,283

Total operating expenses	506,693	1,684,714

Loss from operations	(411,548)	(1,574,283)

Other income (expense):
Loss on Investment	-	(1,760)
Gain on sale of 50% Interest in Stock Market Manager, Inc.	-	27,500
Interest income	1,170	127
Impairment of goodwill	-	(1,994,641)
Income (expense) from derivative liability	(198,438)	-
Interest expense (including amortization of debt
discounts of $50,315 and $47,872, respectively)	(56,234)	(48,666)

Other income (expense) - net	(253,502)	(2,017,440)

Loss before provision for income taxes	(665,050)	(3,591,723)

Provision for income taxes	-	-

Net loss and comprehensive loss	$(665,050)	$(3,591,723)

Net loss per common share - basic and diluted	$(.00)	$(.02)

Weighted average common shares
outstanding – basic and diluted	145,677,036	214,694,520

See notes to consolidated financial statements.

WRAPmail, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2015 and 2016

	Preferred Stock, no par value		Common Stock, no par value		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, December 31, 2014	-	-	182,062,173	$8,267,176	$(8,250,984)	$ 16,192

Acquisition of Prosperity Systems, Inc.
effective January 5, 2015	-	-	36,354,077	1,999,474	-	1,999,474

Issuance of common stock effective
January 5, 2015 to Marco Alfonsi in
satisfaction of debt and other consideration	-	-	70,166,750	22,270	-	22,270

Retirement of common stock effective
January 5, 2015 from McKenzie Webster
Limited pursuant to acquisition of
Prosperity Systems, Inc.	-	-	(70,166,750)	-	-	-

Issuance of common stock on March 19, 2015
in satisfaction of debt and accrued interest	-	-	117,500	29,375	-	29,375

Issuance of common stock on March 26, 2015
to related parties for services rendered	-	-	5,000,000	400,000	-	400,000

Issuance of common stock on June 14, 2015
pursuant to May 14, 2015 employment
agreement with chief executive officer	-	-	10,000,000	510,000	-	510,000

Issuance of common stock on June 30, 2015
in satisfaction of account payable	-	-	1,600,000	82,376	-	82,376

	Preferred Stock, no par value		Common Stock, no par value		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Issuance of common stock on July 6, 2015
for services rendered	-	-	1,200,000	60,000	-	60,000

Issuance of common stock on July 31, 2015
for services rendered	-	-	50,000	14,995		14,995

Sale of common stock on August 4, 2015
at $0.10 per share	-	-	1,000,000	100,000	-	100,000

Issuance of common stock on August 14, 2015
for services rendered	-	-	430,000	107,457	-	107,457

Sale of common stock on August 18, 2015
at $0.10 per share	-	-	1,000,000	100,000	-	100,000

Sale of common stock on August 19, 2015
at $0.10 per share	-	-	1,000,000	100,000		100,000

Issuance of common stock on August 21, 2015
for services rendered	-	-	400,000	90,000	-	90,000

Issuance of common stock on August 21, 2015
as additional consideration for receipt of
$50,000 loan	-	-	5,000,000	47,872	-	47,872

Issuance of Series A Preferred Stock and
retirement of common stock on October
29, 2015	10	103,664	(100,000,000)	(103,664)	-	-

Issuance of common stock on December 30,
2015 for services rendered	-	-	150,000	15,000		15,000

	Preferred Stock, no par value		Common Stock, no par value		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Net loss	-	-	-	-	(3,591,723)	(3,591,723)

Balance, December 31, 2015	10	$103,664	145,363,750	$11,842,331	$(11,842,707)	$ 103,288

Issuance of common stock on January 2, 2016
for services rendered	-	-	104,500	12,864	-	12,864

Issuance of common stock on March 9, 2016
for services rendered	-	-	140,000	8,693	-	8,693

Issuance of common stock on October 6, 2016
for services rendered	-	-	400,000	25,617		25,617
Net loss	-	-	-	-	(665,050)	(665,050)

Balance, December 31, 2016	10	$103,664	146,008,250	$11,889,505	$(12,507,757)	$ (514,588)

WRAPmail, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2016	2015
Operating Activities:
Net loss	$(665,050)	$(3,591,723)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	30,000	1,203,290
Impairment of goodwill	-	1,994,641
Expense from derivative liability	198,438	-
Depreciation of property and equipment	3,267	2,201
Amortization of intangible assets	3,974	3,974
Amortization of debt discounts	50,315	47,872
Gain on sale of 50% interest in Stock Market
Manager, Inc.	-	(27,500)
Bad debt expense	31,666	-
Changes in operating assets and liabilities:
Accounts receivable	(20,935)	(9,037)
Prepaid expenses	7,171	(4,077)
Security deposit	-	(11,687)
Accounts payable	64,469	27,287
Accrued officers compensation	134,750	-
Other accrued expenses payable	19,505	27,344

Net cash used in operating activities	(142,430)	(337,415)

Investing Activities:
Cash received from acquisition of
Prosperity Systems, Inc.	-	563
Intangible assets additions	-	67
Fixed assets additions	-	(18,817)
Investment in Stock Market Manager, Inc.	-	(11,500)

Net cash used in investing activities	-	(29,687)

Financing Activities:
Proceeds received from notes and loans payable	154,250	50,000
Repayments of notes and loans payable	-	(65,000)
Proceeds from sales of common stock	-	300,000

Net cash provided by financing activities	154,250	285,000

Increase (decrease) in cash and cash equivalents	11,820	(82,102)

Cash and cash equivalents, beginning of period	18,373	100,475

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	$-	$47,270

Issuance of common stock for acquisition
of Prosperity Systems, Inc. (less $563 cash received)	$-	$1,998,911

Issuance of common stock in satisfaction
of accrued interest	$-	$4,375

Issuance of common stock in satisfaction
of account payable	$47,174	$82,376

Debt discount recognized in connection with issuance
of common stock as additional consideration
for a $50,000 loan	$-	$47,872

Receipt of note receivable in connection with sale of
50% interest in Stock Market Manager, Inc.	$-	$39,000

See notes to consolidated financial statements.

WRAPmail, Inc. and  Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

NOTE 1 – Organization and Description of Business

WrapMail, Inc. (“WRAP”) was incorporated in Florida on October 11, 2005.  Effective January 5, 2015 (see Note 4), WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008.  WRAP and its wholly owned subsidiary Prosperity (collectively, the “Company”) provide document, project, marketing and sales management systems to business clients through its website and proprietary software. After the acquisition of Prosperity, the Company transferred Prosperity's operations to WRAP and is presently in the process of dissolving Prosperity.

Effective December 27, 2010, WRAP effected a 10 for 1 forward stock split of its common stock.  Effective June 4, 2013, WRAP effected a 1 for 10 reverse stock split of its common stock.  The accompanying consolidated financial statements retroactively reflect these stock splits.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of December 31, 2016, the Company had cash and cash equivalents of $30,193 and a working capital deficit of $605,131. For the years ended December 31, 2016 and 2015, the Company had net losses of $665,050 and $3,591,723, respectively. These factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, on January 23, 2017 (see Note 15), the Company entered into an agreement to acquire an entity in the business of manufacturing and distributing products containing the cannabinoid CBD, extracted from industry hemp legally imported from overseas. However, there are certain conditions precedent to closing of this transaction and it may not occur. Also, the Company plans to pursue new customers to attain profitable operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Summary of Significant Accounting Policies

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

Level 1 - applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

In accordance with ASC 505-50, the Company determines the fair value of the stock based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date at which the counterpartv's performance is complete.

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

(k)  Advertising

Advertising costs are expensed as incurred and amounted to $11,901 and $15,652 for the years ended December 31, 2016 and 2015, respectively.

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

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the periods presented, the diluted net loss per share calculation excluded the effect of convertible notes payable, Series A preferred stock and stock options outstanding (see Notes 8, 9 and 11).

(o)  Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. These include:

In August 2014, the FASB issued ASU 2014-15 "Disclosure about an Entity's Ability to Continue as a Going Concern". The update establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern including related disclosures.

In 2016, the FASB issued ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees will be required to recognize right of use assets and liabilities for most leases having terms of 12 months or more.

The impact on the Company's financial statements has not yet been determined.

(p) Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company's previously reported net income.

NOTE 4 – Acquisition of Prosperity Systems, Inc.

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

The estimated fair values of the identifiable net assets of Prosperity at January 5, 2015 (effective date of acquisition) consisted of:

Cash and cash equivalents	$563
Accounts receivable	15,436
Prepaid expenses	5,594
Property and equipment, net	1,026
Intangible assets, net	29,947
Deferred consulting fees	35,838

Total assets	88,404

Note and loan payable to related party	37,270
Convertible notes payable	30,000
Accounts payable	10,462
Accrued interest payable	5,839

Total liabilities	83,571

Identifiable net assets	$4,833

Goodwill of $1,994,641 (excess of the $1,999,474 fair value of the 36,354,077 shares of WRAP common stock issued to Prosperity's stockholders over the $4,833 identifiable net assets of Prosperity at January 5, 2015) was considered fully impaired at the acquisition date and an impairment expense of $1,994,641 was recorded in the three months ended March 31, 2015.

The following pro forma information summarizes the results of operations for the year ended December 31, 2015 as if the acquisition occurred at December 31, 2014.  The pro forma information is not necessarily indicative of the results  that would have been reported had the transaction actually occurred on December 31, 2014, nor is it intended to project results of operations for any future period.

Year Ended December 31, 2015

Revenues	$ 110,431

Operating expense	1,684,714

Loss from Operations	(1,574,283)

Other income (loss) - net	(22,799)

Net loss	$ (1,597,082)

Net loss per common share
– basic and diluted	$ (.01)

Weighted average common shares
outstanding – basic and diluted	215,868,057

NOTE 5 – Note Receivable

The $39,000 note receivable at December 31, 2016 bears interest at a rate of 3% per annum and is due November 30, 2020. The receivable arose from the Company’s sale of its 50% interest in Stock Market Manager, Inc. to Endeavour Cooperative Partners, LLC (“Endeavour”) on November 30, 2015. Endeavour is affiliated with Carl Dilley, a company director.

NOTE 6 – Intangible Assets, Net

Intangible assets, net, consist of:

	December 31,
	2016	2015

Video conferencing software acquired
by Prosperity in December 2009	$ 30,000	$ 30,000

Enterprise and audit software acquired
by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Other	3,548	3,548

Total	60,428	60,428

Accumulated amortization	(34,947)	(30,973)

Net	$ 25,481	$ 29,455

Expected future amortization expense for intangible assets as of December 31, 2016 follows:

Amount

2017	$ 3,975
2018	3,975
2019	3,975
2020	3,975
2021	3,975
Thereafter	5,606

Total	$ 25,481

NOTE 7 – Deferred Consulting Fees

For the year ended December 31, 2015, deferred consulting fees were accounted  for as follows:

   Amounts assumed from acquisition of

      Prosperity Systems, Inc. on January 5, 2015:

      Prosperity shares issued to Stan Teeple, Inc. pursuant

         to Consulting Agreement with term of three years

         from March 23, 2012 to March 23, 2015 ($110,000),

         less $101,662 expensed through December 31, 2014

        $         8,338

       Prosperity shares issued to Ken Echevaria pursuant to

            Business Consulting Agreements ($110,000), less

            $82,500 expensed through December 31, 2014

                 27,500

         Total

   35,838

   Amount expensed in the year ended December 31, 2015

               (35,838)

   Balance, December 31, 2015

          $               -

NOTE 8 – Notes and Loans Payable

Notes and loans payable consist of:

	December 31, 2016	December 31, 2015
Convertible note payable to lender dated February 1, 2016 (as amended December 21, 2016), interest at 12% per annum, due February 1, 2017, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $11,429	$ 3,571	$ -
Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 22, 2016, interest at rates ranging from 12% to 14.99% per annum, due from March 15. 2017 to August 30, 2017, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $34,411	39,839	-

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, interest at 12% per annum, due February 1, 2017 and May 20, 2017, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $58,095	6,905	-

Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Loan payable to Mckenzie Webster Limited (“MWL”), an entity controlled by the Chairman of the Board of Directors of the Company, non-interest bearing, due on demand	3,000	3,000
Total	$ 58,315	$ 8,000

The note payable of $15,000 ($3,571 net of unamortized discount) dated February 1, 2016 was due to the brother of the Chief Executive Officer of the Company and was converted into shares of common stock on February 13, 2017 (see Note 15).

The derivative liability of the convertible notes payable at December 31, 2016 consisted of:

	Face Value	Derivative Liability
Convertible note payable to lender dated February 1, 2016 (as amended December 21, 2016), due February 1, 2017	$15,000	$31,429

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 22, 2016, due from March 15. 2017 to August 30, 2017	74,250	171,841

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, due February 1, 2017 and May 20, 2017	65,000	149,418

Totals	$154,250	$352,688

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates (or amendment dates) of the notes ($629,828 total for the year ended December 31, 2016) and charged the applicable amounts to debt discounts ($154,250 total for the year ended December 31, 2016) and the remainder to other expense ($475,578 total for the year ended December 31, 2016). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates (or amendment dates) of the notes to the measurement date ($277,140 total decrease for the year ended December 31, 2016) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at December 31, 2016 include (1) stock price of $0.029 per share, (2) exercise price of $0.01 per share, (3) terms ranging from 32 days to 242 days, (4) expected volatility of 243% and (5) risk free interest rates ranging from 0.46% to 0.65%.

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

NOTE 10 – Common Stock

On January 5, 2015, the Company issued a total of 36,354,077 shares of WRAP  common stock to Prosperity stockholders pursuant to the acquisition of Prosperity.  See Note 4.

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

On March 26, 2015, the Company issued a total of 5,000,000 shares of WRAP  common stock to the three members of the then Board of Directors (1,000,000 shares each) and the four members of the then Board of Advisors (500,000 shares each)  for services rendered.  The $400,000 fair value of the 5,000,000 shares of WRAP common stock was charged $240,000 to officers and directors compensation and $160,000 to consulting fees in the three months ended March 31, 2015.

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

On August 21, 2015, pursuant to a $50,000 Bridge Loan Financing Agreement and related Note dated August 20, 2015, the Company issued 5,000,000 shares of WRAP common stock to an investor as additional  consideration for the $50,000 loan. The proceeds of the Note were allocated between the principal and the $1,125,000 fair value of the 5,000,000 shares of WRAP common stock resulting in the Company recording a discount on the debt of $47,872.  This amount was amortized over the term of the Note in 2015.

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

On October 6, 2016, the Company issued 400,000 shares of WRAP common stock to a technical consultant in satisfaction of a $25,617 account payable to that vendor.

NOTE 11 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2014	200,000	307,500	507,500
Granted in 2015	-	-	-
Cancelled in 2015	-	-	-

Balance, December 31, 2015	200,000	307,500	507,500
Granted in 2016	-	-	-
Expired in 2016	(150,000)	(60,000)	(210,000)

Balance, December 31, 2016	50,000	247,500	297,500

Issued and outstanding stock options as of December 31, 2016 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2009	50,000	$1.00	2019

Total	50,000

Issued and outstanding warrants as of December 31, 2016 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2010	247,500	$1.00	2020

Total	247,500

NOTE 12 – Income Taxes

No provisions for income taxes were recorded for the periods presented since the Company incurred net losses in those periods.

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 35% to pretax income (loss) as follows:

	Year Ended December 31,
	2016	2015

Expected income tax (benefit) at 35%	$ (232,768)	$(1,257,103)

Non-deductible stock-based compensation	10,500	421,152

Non-deductible impairment of goodwill	-	698,124

Non-deductible amortization of debt discounts	17,610	16,755

Non-deductible expense from derivative liability	69,453	-

Increase in deferred income tax assets
valuation allowance	135,205	121,072

Provision for (benefit from) income taxes	$ -	$ -

Deferred income tax assets consist of:

	December 31,
	2016	2015

Net operating loss carryforward	1,220,479	1,085,274

Valuation allowance	(1,220,479)	(1,085,274)

Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,220,479 attributable to the future utilization of the $3,476,504 net operating loss carryforward as of December 31, 2016 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at December 31, 2016. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035 and 2036 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, and $386,297 respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

The Company’s U.S. Federal and state income tax returns prior to 2012 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The statute of limitations on the 2012 tax year returns expired in March 2016.

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

On August 17, 2015, the Company executed an Employment Agreement with Romuald Stone (“Stone”) for Stone to serve as the Company's Chief Technology Officer for cash compensation of $12,500 per month. Effective August 17, 2016, the agreement terminated.

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

Rent expense for the years ended December 31, 2016 and 2015 was $65,060 and $38,765, respectively.

At December 31, 2016, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2017

    36,472

Year ended December 31, 2018

    27,900

Total

 $ 64,372

Major Customers

For the year ended December 31, 2016, three customers accounted for approximately 36%, 30% and 11%, respectively, of total revenues.

For the year ended December 31, 2015, two customers accounted for approximately 34% and 28%, respectively, of total revenues.

Public Offering of Units

On August 2, 2016, the Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. On a self-underwritten basis, the Company is offering up to 40,000,000 Units at a price of $0.05 per Unit or $2,000,000 maximum. Each Unit consists of one share of Company common stock and one warrant to purchase ½ share of Company common stock at a price of $0.10 per share for a period of three years. There is no minimum offering amount or escrow required as a condition to closing and the Company may sell significantly fewer Units than those offered. The offering will terminate on August 2, 2018 unless earlier terminated or extended by the Company’s filing of an amendment to the Registration Statement. To date, no Units have been sold.

Litigation

On November 25, 2016, the landlord under the lease agreement dated September 11, 2015 (“QPR”) served us a Notice of Default. On December 5, 2016, QPR filed a Petition to Recover Possession of Real Property seeking unpaid rent of $12,540 (as of November 21, 2016) and possession of the premises. The Company has subsequently made payments to QPR and presently is in discussions with QPR to dismiss the action.

NOTE 14 – Related Party Transactions

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of WRAP. At December 31, 2016, WRAP had an account receivable from PAG of $3,190. For the year ended December 31, 2016, WRAP had revenues from PAG of $10,879.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a Company director, is both a customer and vendor of WRAP. As of December 31, 2016, WRAP had an account receivable from IST of $900 and an account payable to IST of $1,462. For the year ended December 31, 2016, WRAP had revenues from IST of $3,600.

Stock Market Manager, Inc. (see Note 5) is also an entity controlled by Mr. Dilley. At December 31, 2016, WRAP had an account payable to Stock Market Manager Inc. of $2,000.

NOTE 15 – Subsequent Events

On January 13, 2017, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Health Max Group, Inc. (‘Health Max”), a Washington corporation. The JV Agreement provides for the Company and Health Max to create and develop a software tracking system whereby a cannabis can be tracked from seed to sale. The JV Agreement provides for the splitting of revenues on a 50/50 basis once software is finalized and commercially viable.

On January 23, 2017, the Company entered into a share purchase agreement ( the “SPA”) with Health Max and the shareholders of Health Max. Under the SPA, the Company was to acquire all of the issued and outstanding common stock of Health Max in exchange for the Company’s issuance of a total of 700 shares (of the 1,000 shares to be authorized and designated) of WRAP Series B Preferred Stock to the shareholders of Health Max. The 1,000 shares of Series B Preferred Stock were to be convertible into an aggregate of 87.5% of WRAP’s issued and outstanding common shares calculated on a fully diluted basis as of the closing of the Health Max acquisition, with no other rights or privileges. The SPA also provided for the Company’s chief executive officer Marco Alfonsi to be given a three year employment agreement and 100 shares of WRAP Series B Preferred Stock. Subject to the satisfaction or waiver of conditions precedent to closing (including Health Max’s completion of audited financial statements), the closing of the transaction was to take place no later than 70 days from the January 23, 2017 date of the SPA. On April 6, 2017, the Company notified Health Max that the SPA was terminated.

On February 2, 2017, the Company issued 200,000 shares of WRAP common stock to a financial consultant for services rendered. The $11,000 fair value of the 200,000 shares of WRAP common stock will be charged to consulting fees in the three months ended March 31, 2017.

On February 13, 2017, the Company issued 1,685,900 shares of WRAP common stock to the brother of the Chief Executive Officer of the Company in satisfaction of notes payable of $15,000 and accrued interest payable of $1,859.

On February 27, 2017, the Company issued a $9,500 Convertible Promissory Note to a lender for loan proceeds of $9,500. The note bears interest at a rate of 12% per annum, is due on July 28, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date.

On March 16, 2017, the Company issued a $50,000 Promissory Note to a lender for loan proceeds of $50,000 The note bears interest at a rate of 14.99% per annum (17% per annum default rate) and is due on September 16, 2017.

On March 22, 2017, the Company issued 6,785,316 shares of WRAP common stock to a lender in satisfaction of notes payable of $50,000 and accrued interest payable of $5,979.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through April 6, 2017, the date on which these consolidated financial statements were available to be issued. Except as disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.