Form 10-Q
period 2017-03-31
Canbiola, Inc.
filed 2017-05-16
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-208293

CANBIOLA, INC.

(Exact name of Registrant as specified in its charter)

Florida	20-3624118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 NE 12th Avenue

Fort Lauderdale, Florida 33301

 (Address of principal executive offices)

(516) 590-1846

(Registrant’s telephone number, including area code)

WRAPmail, Inc.

 (Former name, former address and former fiscal, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 12, 2017 was 159,679,466 shares.

WRAPMAIL, INC.

FORM 10-Q

March 31, 2017

PART 1 - FINANCIAL INFORMATION

 Item 1.

Financial Statements.

WRAPmail, Inc. and Subsidiary Consolidated Balance Sheets
	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,822	$30,193
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	16,678	13,742
Prepaid expenses	-	2,500
Total current assets	46,500	46,435

Property and equipment, at cost less accumulated
depreciation of $17,829 and $17,021, respectively	13,568	14,375

Other assets:
Security deposit	11,687	11,687
Note receivable	39,000	39,000
Intangible assets, net of accumulated
amortization of $35,940 and $34,947, respectively	24,488	25,481
Total other assets	75,175	76,168

Total assets	$135,243	$136,978

Liabilities and Stockholders' Equity
Current liabilities:
Notes and loans payable	$131,045	$58,315
Derivative Liability	165,509	352,688
Accounts payable	42,488	54,714
Accrued officers compensation	152,750	134,750
Other accrued expenses payable	50,102	51,099
Total current liabilities and total liabilities	541,894	651,566
Commitments and contingencies (Notes 7 and 12)

Stockholders' equity (deficit):
Series A Preferred stock, no par value:
authorized 20 shares, issued and outstanding
10 and 10 shares, respectively	103,664	103,664
Common stock, no par value; authorized
400,000,000 shares, issued and outstanding
154,679,466 and 146,008,250 shares, respectively	11,973,342	11,889,505
Accumulated deficit	(12,483,657)	(12,507,757)
Total stockholders' equity (deficit)	(406,651)	(514,588)

Total liabilities and stockholders' equity (deficit)	$135,243	$136,978
See notes to consolidated financial statements.

WRAPmail, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended March 31,
	2017	2016

Revenues	$17,972	$22,226

Operating expenses:
Officers and directors compensation and payroll taxes	19,455	60,821
Consulting fees (including stock-based compensation of
$11,000 and $30,000 respectively)	16,700	55,861
Advertising expense	617	4,750
Hosting expense	2,441	10,298
Rent expense	16,265	16,265
Professional fees	15,978	4,449
Depreciation of property and equipment	807	847
Amortization of intangible assets	993	994
Other	21,744	12,719

Total operating expenses	95,000	167,004

Loss from operations	(77,028)	(144,778)

Other income (expense):
Interest income	293	293
Income (expense) from derivative liability	196,679	-
Interest expense (including amortization of debt discounts of $87,730 and $0 respectively)	(95,844)	(125)

Other income (expense) – net	101,128	168

Income (loss) before provision for income taxes	24,100	(144,610)

Provision for income taxes	-	-

Net income (loss) and comprehensive income (loss)	$24,100	(144,610)

Net income (loss) per common share –
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average common shares outstanding –
Basic	147,771,477	145,502,486
Diluted	257,569,559	145,502,486

See notes to consolidated financial statements.

WRAPmail, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net income (loss)	$24,100	$(144,610)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Stock-based compensation	11,000	30,000
Expense (income) from derivative liability	(196,679)	-
Depreciation of property and equipment	807	847
Amortization of intangible assets	993	994
Amortization of debt discounts	87,730	-
Changes in operating assets and liabilities:
Accounts receivable	(2,936)	(1,851)
Prepaid expenses	2,500	9,671
Accounts payable	(12,226)	5,830
Accrued officers compensation	18,000	24,500
Other accrued expenses payable	6,840	7,586

Net cash used in operating activities	(59,871)	(67,033)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Proceeds received from notes and loans payable	59,500	51,500

Net cash provided by financing activities	59,500	51,500

Increase (decrease) in cash and cash equivalents	(371)	(15,533)

Cash and cash equivalents, beginning of period	30,193	18,373

Cash and cash equivalents, end of period	$29,822	$2,840

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	$65,000	$-

Issuance of common stock in satisfaction
of accrued interest	$7,837	$-

Issuance of common stock in satisfaction
of accounts payable	$-	$21,557
See notes to consolidated financial statements.

WRAPmail, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2017 and 2016

(Unaudited)

NOTE 1 – Organization and Description of Business

WrapMail, Inc. (“WRAP”) was incorporated in Florida on October 11, 2005.  Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008.  WRAP and its wholly owned subsidiary Prosperity (collectively, the “Company”) provide document, project, marketing and sales management systems to business clients through its website and proprietary software. After the acquisition of Prosperity, the Company transferred Prosperity’s operations to WRAP and is presently in the process of dissolving Prosperity. Effective December 27, 2010, WRAP effected a 10 for 1 forward stock split of its common stock. Effective June 4, 2013, WRAP effected a 1 for 10 reverse stock split of its common stock. The accompanying consolidated financial statements retroactively reflect these stock splits.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of March 31, 2017, the Company had cash and cash equivalents of $29,822 and negative working capital of $495,394. For the three months ended March 31, 2017 and 2016, the Company had net gain of $24,100 and net loss of $144,610, respectively. Absent to the gain from derivative liability, the net loss for the three months ended March 31, 2017 and 2016 would be $172,579 and $144,610, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to start a health supplements business to attain profitable operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial statements should be read in conjunction with the Company’s latest annual financial statement. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended March 31, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

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

(c)  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, note receivable, notes and loans payable, accounts payable, and accrued expenses payable. Except for the note receivable, the fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments. Based on comparable instruments with similar terms, the fair value of the note receivable approximates its carrying value.

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

(e)  Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.  Maintenance and repairs are charged to operations as incurred.

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

(k)  Advertising

Advertising costs are expensed as incurred and amounted to $617 and $4,750 for the three months ended March 31, 2017 and 2016, respectively.

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

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the three months ended March 31, 2016, the diluted net loss per share calculation excluded the effect of convertible notes payable, Series A preferred stock and stock options outstanding (see Note7,8 and 10).

(o)  Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company.  These include:

In August 2014, the FASB issued ASU 2014-15 “Disclosure about an Entity’s Ability to Continue as a Going Concern”. The update establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern including related disclosures.

In 2016, the FASB issued ASU 2016-2 (topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees will be required to recognize right of use assets and liabilities for most leases having terms of 12 months or more.

The impact on the Company’s financial statements has not yet been determined.

(p) Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company's previously reported net income.

NOTE 5 – Note Receivable

At March 31, 2017 and December 31, 2016, the $39,000 note receivable bears interest at a rate of 3% per annum and is due November 30, 2020. The receivable arose from the Company’s sale of its 50% interest in Stock Market Manager, Inc. to Endeavour Cooperative Partners, LLC (“Endeavour”) on November 30, 2015. Endeavour is affiliated with Carl Dilley, a Company director.

NOTE 6 – Intangible Assets, Net

Intangible assets, net, consist of:

	March 31, 2017	December 31, 2016

Video conferencing software acquired
by Prosperity in December 2009	$ 30,000	$ 30,000

Enterprise and audit software acquired
by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Other	3,548	3,548

Total	60,428	60,428

Accumulated amortization	(35,940)	(34,947)

Net	$ 24,488	$ 25,481

Expected future amortization expense for intangible assets as of March 31, 2017 follows:

Amount

Year Ending December 31, 2017	$ 2,981
Year Ending December 31, 2018	3,975
Year Ending December 31, 2019	3,975
Year Ending December 31, 2020	3,975
Year Ending December 31, 2021	3,975
Thereafter	5,607

Total	$ 24,488

NOTE 7 – Notes and Loans Payable

Notes and loans payable consist of:
	March 31, 2017	December 31, 2016
Convertible note payable to lender dated February 1, 2016 (as amended December 21, 2016), interest at 12% per annum, due February 1, 2017, convertible into Common Stock at a Conversion Price equal to the Lesser of (i) $0.01 per share or (ii) 50% of the lowest Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date –fully converted at February 13, 2017	$ -	$ 3,571

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to February 27, 2017, interest at rates ranging from 12% to 14.99% per annum, due from April 6, 2017 to July 28, 2017, partially converted at March 22, 2017 and the remaining notes convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $9,038 and $34,411, respectively	24,712	39,839

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, interest at 12% per annum, due February 1, 2017 and May 20, 2017, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $16,667 and $58,095	48,333	6,905

Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Note payable to Pasquale and Rosemary Ferro, interest at 14.99% per annum, due September 16, 2017	50,000	-

Loan payable to Mckenzie Webster Limited (“MWL”), an entity controlled by the Chairman of the Board of Directors of the Company, non-interest bearing, due on demand	3,000	3,000
Total	$ 131,045	$ 58,315

The derivative liability of the convertible notes payable at March 31, 2017 consisted of:

	Face Value	Derivative Liability

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to February 27, 2017, due from April 6, 2017 to July 28, 2017	$33,750	$56,675

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, due February 1, 2017 and May 20, 2017	65,000	108,834

Totals	$98,750	$165,509

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates (or amendment dates) of the notes ($23,919 total for the three months ended March 31, 2017) and charged the applicable amounts to debt discounts ($9,500 total for the three months ended March 31, 2017) and the remainder to other expense ($14,419 total for the three months ended March 31, 2017). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates (or amendment dates) of the notes to the measurement date ($62,949 total decrease the three months ended March 31, 2017) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at March 31, 2017 include (1) stock price of $0.021 per share, (2) exercise price of $0.01 per share, (3) terms ranging from 6 days to 119 days, (4) expected volatility of 265% and (5) risk free interest rates ranging from 0.00% to 0.81%.

NOTE 8 – Preferred Stock

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

NOTE 9 – Common Stock

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

On February 2, 2017, the Company issued 200,000 shares of WRAP common stock to a financial consultant for services rendered. The $11,000 fair value of the 200,000 shares of WRAP common stock was charged to consulting fees in the three months ended March 31, 2017.

On February 13, 2017, the Company issued 1,685,900 shares of WRAP common stock to the brother of the Chief Executive Officer of the Company in satisfaction of notes payable of $15,000 and accrued interest payable of $1,859.

On March 22, 2017, the Company issued 6,785,316 shares of WRAP common stock to a lender in satisfaction of notes payable of $50,000 and accrued interest payable of $5,979.

NOTE 10 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2015	200,000	307,500	507,500
Granted in 2016	-	-	-
Expired in 2016	(150,000)	(60,000)	(210,000)

Balance, December 31, 2016	50,000	247,500	297,500
Granted in 1Q 2017	-	-	-
Cancelled in 1Q 2017	-	-	-

Balance, March 31, 2017	50,000	247,500	297,500

Issued and outstanding stock options as of March 31, 2017 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2009	50,000	$1.00	2019

Total	50,000

Issued and outstanding warrants as of March 31, 2017 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2010	247,500	$1.00	2020

Total	247,500

NOTE 11 – Income Taxes

No provisions for income taxes were recorded for the periods presented since the Company incurred net losses in those periods.

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 35% to pretax income (loss) as follows:

	Three Months Ended March 31,
	2017	2016

Expected income tax (benefit) at 35%	$ 8,435	$ (50,614)

Non-deductible stock-based compensation	3,850	10,500

Non-deductible amortization of debt discounts	30,706	-

Non-taxable (income) from derivative liability	(68,838)	-

Increase in deferred income tax assets
valuation allowance	25,847	40,114

Provision for (benefit from) income taxes	$ -	$ -

Deferred income tax assets consist of:

	March 31, 2017	December 31, 2016

Net operating loss carryforward	1,246,326	1,220,479

Valuation allowance	(1,246,326)	(1,220,479)

Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,246,326 attributable to the future utilization of the $3,550,353 net operating loss carryforward as of March 31, 2017 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the consolidated financial statements at March 31, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, and 2037 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $386,297, and $73,849, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

The Company's U.S. Federal and state income tax returns prior to 2013 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The statute of limitations on the 2012 tax year returns expired in March 2016.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets. There were no interest or penalties paid during 2017 and 2016.

NOTE 12 – Commitments and Contingencies

Employment Agreements

On May 14, 2015, the Company executed an Executive Employment Agreement with Marco Alfonsi (“Alfonsi”) for Alfonsi to serve as the Company's chief executive officer for cash compensation of $5,000 per month (increased to $6,000 per month in August 2015). Pursuant to the agreement, the Company issued 10,000,000 restricted shares of WRAP common stock to Alfonsi on June 14, 2015. Alfonsi may terminate his employment upon 30 days written notice to the Company. The Company may terminate Alfonsi's employment upon written notice to Alfonsi by a vote of the Board of Directors.

On August 17, 2015, the Company executed an Employment Agreement with Romuald Stone ("Stone") for Stone to serve as the Company's Chief Technology Officer for cash compensation of $12,500 per month. Effective August 17, 2016, the agreement terminated.

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

Rent expense was $16,265 for each of the three months ended March 31, 2017 and 2016.

At March 31, 2017, the future minimum lease payments under non-cancellable operating leases were:

Year ending December 31, 2017	27,445
Year ending December 31, 2018	27,900
Total	$ 55,345

Major Customers

For the three months ended March 31, 2017, two customers accounted for approximately 44% and 36%, respectively, of total revenues.

For the three months ended March 31, 2016, four customers accounted for approximately 34%, 29%, 17%, and 14%, respectively, of total revenues.

Public Offering of Units

On August 2, 2016, the Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. On a self-underwritten basis, the Company was offering up to 40,000,000 Units at a price of $0.05 per Unit or $2,000,000 maximum. Each Unit consisted one share of Company common stock and one warrant to purchase ½ share of Company common stock of a price of $0.10 per share for a period of three years. There was no minimum offering amount or escrow required as a condition to closing. On May 5, 2017, the Company withdrew the Registration Statement; no units were sold in the offering.

Litigation

On November 25, 2016, the landlord under the lease agreement dated September 11, 2015 (“QPR”) served us a Notice of Default. On December 5, 2016, QPR filed a Petition to Recover Possession of Real Property seeking unpaid rent of $12,540 (as of November 21, 2016) and possession of the premises. The Company subsequently paid QPR and QPR dismissed the action.

NOTE 13 – Related Party Transactions

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of WRAP. At March 31, 2017, WRAP had an account receivable from PAG of $3,190.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a Company director, is both a customer and vendor of WRAP. As of March 31, 2017, WRAP had an account receivable from IST of $900 and an account payable to IST of $1,735. For the three months ended March 31, 2017, WRAP had revenues from IST of $900.

Stock Market Manager, Inc. (see Note 5) is also an entity controlled by Mr. Dilley. At March 31, 2017, WRAP had an account payable to Stock Market Manager Inc. of $2,000.

NOTE 14 – Subsequent Events

On April 6, 2017, stockholders holding a majority of the voting stock of the Company approved a name change from WRAPmail, Inc. to Canbiola Inc. by written consent. On May 8, 2017, the Company mailed the name change amendment to its certificate of incorporation to Florida. Effective May 15, 2017, FINRA approved the name change.

On April 17, 2017, the Company issued 5,000,000 shares of WRAP common stock to a consultant for services rendered. The $103,500 fair value of the 5,000,000 shares of WRAP common stock will be charged to consulting fees in the three months ended June 30, 2017.

On April 20, 2017, the Company amended a $50,000 Promissory Note dated March 16, 2017. The note became convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date.

On May 3, 2017, the Company issued a $50,000 Convertible Promissory Note to a lender for loan proceeds of $50,000. The note bears interest at a rate of 12% per annum, is due on November 3, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through May 15, 2017, the date on which these consolidated financial statements were available to be issued. Except as disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We were incorporated in Florida on October 11, 2005. Effective January 5, 2015, we acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. We and our wholly owned subsidiary Prosperity (collectively, the “Company”) provide document, project, marketing and sales management systems to business clients through its website and proprietary software. The Company is presently in the process of dissolving Prosperity.

The consolidated financial statements include the accounts of WRAP and its wholly owned subsidiary Prosperity from the date of its acquisition on January 5, 2015.

Results of Operations

Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016:

Revenues decreased $4,254 from $22,226 in 2016 to $17,972 in 2017.  The decrease was due to the loss of business from customers.

Officers and directors compensation and payroll taxes decreased $41,366 from $60,821 in 2016 to $19,455 in 2017.  The 2016 expense amount ($60,821) consists of salary paid to our Chief Technology Officer ($37,500) and Chief Executive Officer ($18,000) pursuant to their respective employment agreements and related payroll taxes ($5,321). The 2017 expense amount ($19,455) consists of salaries accrued to our Chief Executive Officer ($18,000) pursuant to their respective employment agreements and related payroll taxes ($1,455).

Consulting fees decreased $39,161 from $55,861 in 2016 to $16,700 in 2017. The 2016 expense amount ($55,861) includes stock-based compensation of $30,000. The 2017 expense amount ($16,700) includes stock-based compensation of $11,000, resulting from stock issued for the service of a consultants.

Advertising expense decreased $4,133 from $4,750 in 2016 to $617 in 2017.

Hosting expense increased $7,857 from $10,298 in 2016 to $2,441 in 2017.

Rent expense remained same at $16,265 in 2016 and 2017.

Professional fees increased $11,529 from $4,449 in 2016 to $15,978 in 2017.

Depreciation of property and equipment decreased $40 from $847 in 2016 to $807 in 2017.

Amortization of intangible assets decreased $1 from $994 in 2016 to $993 in 2017.

Other operating expenses increased $9,025 from $12,719 in 2016 to $21,744 in 2017.  The increase was due largely to higher miscellaneous expenses in 2017 compared to 2016.

Net loss decreased $168,710 from a loss of $144,610 in 2016 to a gain of $24,100 in 2017. The decrease was due to the $72,004 decrease in total operating expenses and the increase of $100,960 in other income – net from $168 other income – net in 2016 to $101,128 other income– net in 2017, and the $4,254 decrease in revenues.

Liquidity and Capital Resources

At March 31, 2017, we had cash and cash equivalents of $29,822 and negative working capital of $495,394.

Cash and cash equivalents decreased $371 from $30,193 at December 31, 2016 to $29,822 at March 31, 2017.  For the three months ended March 31, 2017, $59,500 was provided by financing activities and $59,871 was used in operating activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2017, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our first fiscal quarter for the period ended March 31, 2017 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the quarterly period ended March 31, 2017 follows:

On February 2, 2017, the Company issued 200,000 shares of WRAP common stock to a financial consultant as payment in full for $11,000 of services rendered for the period January 1, 2016 through March 31, 2017.

On February 13, 2017, the Company issued 1,685,900 shares of WRAP common stock to the brother of the Chief Executive Officer of the Company in satisfaction of notes payable of $15,000 and accrued interest payable of $1,859.

On March 22, 2017, the Company issued 6,785,316 shares of WRAP common stock to a lender in satisfaction of notes payable of $50,000 and accrued interest payable of $5,979.

With respect to the transactions noted above, each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRAPMAIL, INC.

Date: May 16, 2017	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer