Form 10-Q
period 2017-06-30
Canbiola, Inc.
filed 2017-08-22
CIK 1509957

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

CANBIOLA. INC.

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 16, 2017 was 160,179,466 shares.

CANBIOLA, INC.

FORM 10-Q

March 31, 2017

PART 1 - FINANCIAL INFORMATION

 Item 1.

Financial Statements.

Canbiola, Inc. and Subsidiary Consolidated Balance Sheets
	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 257	$ 30,193
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	24,690	13,742
Inventory	10,946	-
Prepaid expenses	88,246	2,500
Total current assets	124,139	46,435

Property and equipment, at cost less accumulated
depreciation of $18,636 and $17,021, respectively	12,761	14,375

Other assets:
Security deposit	11,687	11,687
Note receivable	39,000	39,000
Intangible assets, net of accumulated
amortization of $36,933 and $34,947, respectively	23,495	25,481
Total other assets	74,182	76,168

Total assets	$ 211,082	$ 136,978

Liabilities and Stockholders' Equity
Current liabilities:
Notes and loans payable	$ 146,420	$ 58,315
Derivative Liability	530,343	352,688
Accounts payable	103,610	54,714
Accrued officers compensation	170,750	134,750
Other accrued expenses payable	60,583	51,099
Total current liabilities and total liabilities	1,011,706	651,566
Commitments and contingencies (Notes 7 and 12)

Stockholders' equity (deficit):
Series A Preferred stock, no par value:
authorized 20 shares, issued and outstanding
10 and 10 shares, respectively	103,664	103,664
Common stock, no par value; authorized
400,000,000 shares, issued and outstanding
160,179,466 and 146,008,250 shares, respectively	12,087,817	11,889,505
Accumulated deficit	(12,992,105)	(12,507,757)
Total stockholders' equity (deficit)	(800,624)	(514,588)

Total liabilities and stockholders' equity (deficit)	$ 211,082	$ 136,978
See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Revenues
Service Revenue	$ 41,707	$ 47,663	$ 23,735	$ 25,437
Product Sales	2,135	-	2,135	-
Total Revenues	$ 43,842	$ 47,663	$ 25,870	$ 25,437

Operating cost and expenses:
Cost of product sales	1,139	-	1,139	-
Officers and directors compensation and payroll taxes (including
stock - based compensation of $0, $0, $0 and $0 respectively)	38,832	120,567	19,377	59,746
Consulting fees (including stock-based compensation of $37,229
$30,000, $26,229 and $0 respectively)	71,782	67,095	55,082	11,234
Advertising expense	21,510	4,750	20,893	-
Hosting expense	14,687	12,140	12,246	1,842
Rent expense	32,530	32,530	16,265	16,265
Professional fees	62,736	16,737	46,758	12,288
Depreciation of property and equipment	1,614	1,653	807	806
Amortization of intangible assets	1,986	1,987	993	993
Other	60,519	21,446	38,775	8,727

Total operating expenses	307,335	278,905	212,335	111,901

Loss from operations	(263,493)	(231,242)	(186,465)	(86,464)

Other income (expense):
Interest income	586	585	293	292
Income (expense) from derivative liability	(53,655)	-	(250,334)	-
Interest expense (including amortization of debt discounts of $153,105, $0, $65,375 and $0 respectively)	(167,786)	(250)	(71,942)	(125)

Other income (expense) – net	(220,855)	335	(321,983)	167

Loss before provision for income taxes	(484,348)	(230,907)	(508,448)	(86,297)

Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	$ (484,348)	$ (230,907)	$ (508,448)	$ (86,297)

Net loss per common share – basic and diluted
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding –
Basic	153,334,334	145,555,368	158,836,059	145,608,250
Diluted	267,980,990	145,555,368	278,278,009	145,608,250

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income (loss)	$ (484,348)	$ (230,907)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Stock-based compensation	37,229	30,000
Expense (income) from derivative liability	53,655	-
Depreciation of property and equipment	1,614	1,653
Amortization of intangible assets	1,986	1,987
Amortization of debt discounts	153,105	-
Changes in operating assets and liabilities:
Accounts receivable	(10,948)	(1,745)
Inventory	(10,946)	-
Prepaid expenses	2,500	9,671
Accounts payable	48,896	20,219
Accrued officers compensation	36,000	80,000
Other accrued expenses payable	17,321	9,676

Net cash used in operating activities	(153,936)	(79,446)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Proceeds received from notes and loans payable	124,000	61,513

Net cash provided by financing activities	124,000	61,513

Increase (decrease) in cash and cash equivalents	(29,936)	(17,933)

Cash and cash equivalents, beginning of period	30,193	18,373

Cash and cash equivalents, end of period	$ 257	$ 440

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	$ 65,000	$ -

Issuance of common stock in satisfaction
of accrued interest	$ 7,837	$ -

Issuance of common stock in satisfaction
of accounts payable	$ -	$ 21,557
See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited)

Note 1 – Organization and Description of Business

Canbiola, Inc. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005.  Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008.  On May 15, 2017, WRAP changed its name to Canbiola, Inc. (the “Company” or “CANB” or “Canbiola”). The Company operates several divisions, including document management and email marketing platforms and a division specializing in the sale of products containing CBD. The Company used to operate its document and information platform from its wholly owned subsidiary, Prosperity Systems, Inc (“Prosperity”); however, after the acquisition of Prosperity, the Company transferred Prosperity’s operations to WRAP and is presently in the process of dissolving Prosperity. For the periods presented, the assets, liabilities, revenues, and expenses are those of CANB. Prosperity had no activity for the periods presented. Effective December 27, 2010, WRAP effected a 10 for 1 forward stock split of its common stock. Effective June 4, 2013, WRAP effected a 1 for 10 reverse stock split of its common stock. The accompanying consolidated financial statements retroactively reflect these stock splits.

Canbiola, Inc. is a US Company specializing in the sale of a variety of Cannabidiol (Hemp) based products such as oils, creams, moisturizers, chews, vapes, isolate, gel caps, concentrate and water. Canbiola is developing their own line of proprietary products as well as seeking synergistic value through acquisitions in the Hemp Industry. Canbiola aims to be the premier provider of the highest quality Hemp natural products on the market through sourcing the very best raw material and developing a variety of products we believe will improve people's lives in a variety of areas.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of June 30, 2017, the Company had cash and cash equivalents of $257 and negative working capital of $887,567. For the six months ended June 30, 2017 and 2016, the Company had net losses of $484,348and $230,907, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to start a health supplements business to attain profitable operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial statements should be read in conjunction with the Company’s latest annual financial statement. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended June 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

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

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited)

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

(e)  Inventory

All inventories are finished goods, and stated at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) method.

(f)  Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.  Maintenance and repairs are charged to operations as incurred.

(g)  Intangible Assets, Net

Intangible assets, net, are stated at cost less accumulated amortization.  Amortization is calculated using the straight-line method over the estimated economic lives of the respective assets.

(h)  Goodwill and Intangible Assets with Indefinite Lives

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

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited)

 (i)  Long-lived Assets

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

(j)  Revenue Recognition

The Company recognizes revenue over agreed periods of services delivered to customers, provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

(k) Stock-Based Compensation

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

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited)

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

(l)  Advertising

Advertising costs are expensed as incurred and amounted to $21,510 and $4,750 for the six months ended June 30, 2017 and 2016, respectively.

(m) Research and Development

Research and development costs are expensed as incurred.

(n)  Income Taxes

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

(o)  Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed on the basis of the weighted average   number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the three and six months ended June 30, 2016, the diluted net loss per share calculation excluded the effect of convertible notes payable, Series A preferred stock and stock options outstanding (see Note7,8 and 10).

(p)  Recent Accounting Pronouncements

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

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited)

The impact on the Company’s financial statements has not yet been determined.

(q) Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company's previously reported net income.

NOTE 5 – Note Receivable

At June 30, 2017 and December 31, 2016, the $39,000 note receivable bears interest at a rate of 3% per annum and is due November 30, 2020. The receivable arose from the Company’s sale of its 50% interest in Stock Market Manager, Inc. to Endeavour Cooperative Partners, LLC (“Endeavour”) on November 30, 2015. Endeavour is affiliated with Carl Dilley, a Company director.

NOTE 6 – Intangible Assets, Net

Intangible assets, net, consist of:

	June 30, 2017	December 31, 2016

Video conferencing software acquired
by Prosperity in December 2009	$ 30,000	$ 30,000

Enterprise and audit software acquired
by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Other	3,548	3,548

Total	60,428	60,428

Accumulated amortization	(36,933)	(34,947)

Net	$ 23,495	$ 25,481

Expected future amortization expense for intangible assets as of June 30, 2017 follows:

Amount

Year Ending December 31, 2017	$ 1,988
Year Ending December 31, 2018	3,975
Year Ending December 31, 2019	3,975
Year Ending December 31, 2020	3,975
Year Ending December 31, 2021	3,975
Thereafter	5,607

Total	$ 23,495

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited)

NOTE 7 – Notes and Loans Payable

Notes and loans payable consist of:
	June 30, 2017	December 31, 2016
Convertible note payable to lender dated February 1, 2016 (as amended December 21, 2016), interest at 12% per annum, due February 1, 2017, convertible into Common Stock at a Conversion Price equal to the Lesser of (i) $0.01 per share or (ii) 50% of the lowest Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date –fully converted at February 13, 2017	$ -	$ 3,571

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to February 27, 2017, interest at rates ranging from 12% to 14.99% per annum, due from April 6, 2017 to October 7, 2017, partially converted at March 22, 2017 and the remaining notes convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $2,573 and $34,411, respectively	32,677	39,839

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, interest at 12% per annum, due February 1, 2017 and May 20, 2017, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $58,095	65,000	6,905

Convertible notes payable to Pasquale and Rosemary Ferro dated from March 16, 2017 to June 8, 2017, interest at rates ranging from 12% to 14.99% per annum, due from September 16, 2017 to May 7, 2018, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $72,257 and $0	40,743	-

Note payable to the brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Loan payable to Mckenzie Webster Limited (“MWL”), an entity controlled by the Chairman of the Board of Directors of the Company, non-interest bearing, due on demand	3,000	3,000
Total	$ 146,420	$ 58,315

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited)

The derivative liability of the convertible notes payable at June 30, 2017 consisted of:

	Face Value	Derivative Liability

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to February 27, 2017, due from April 6, 2017 to July 28, 2017	$ 35,250	$ 82,863

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, due February 1, 2017 and May 20, 2017	65,000	151,667

Convertible notes payable to Pasquale and Rosemary Ferro dated from March 16, 2017 to June 8, 2017, due from September 16, 2017 to May 7, 2018	113,000	295,813

Totals	$213,250	530,343

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates (or amendment dates) of the notes ($267,660 total for the six months ended June 30, 2017) and charged the applicable amounts to debt discounts ($124,000 total for the six months ended June 30, 2017) and the remainder to other expense ($143,660 total for the six months ended June 30, 2017). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates (or amendment dates) of the notes to the measurement date ($58,143 total increase for the six months ended June 30, 2017) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at June 30, 2017 include (1) stock price of $0.025 per share, (2) exercise price of $0.0075 per share, (3) terms ranging from 0 days to 311 days, (4) expected volatility of 267% and (5) risk free interest rates ranging from 0.00% to 1.21%.

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

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited)

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

On June 21, 2017, the Company issued 250,000 shares of WRAP common stock to a consultant for services rendered. The $5,975 fair value of the 250,000 shares of WRAP common stock will be charged to consulting fees in the three months ended June 30, 2017.

On June 28, 2017, the Company issued 250,000 shares of WRAP common stock to a consultant for services rendered. The $5,000 fair value of the 250,000 shares of WRAP common stock will be charged to consulting fees in the three months ended June 30, 2017.

NOTE 10 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2015	200,000	307,500	507,500
Granted in 2016	-	-	-
Expired in 2016	(150,000)	(60,000)	(210,000)

Balance, December 31, 2016	50,000	247,500	297,500
Granted in 1Q and 2Q 2017	-	-	-
Cancelled in 1Q and 2Q 2017	-	-	-

Balance, June 30, 2017	50,000	247,500	297,500

Issued and outstanding stock options as of June 30, 2017 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2009	50,000	$1.00	2019

Total	50,000

Issued and outstanding warrants as of June 30, 2017 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2010	247,500	$1.00	2020

Total	247,500

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited)

NOTE 11 – Income Taxes

No provisions for income taxes were recorded for the periods presented since the Company incurred net losses in those periods.

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 35% to pretax income (loss) as follows:

	Six Months Ended March 31,
	2017	2016

Expected income tax (benefit) at 35%	$ (169,522)	$ (50,614)

Non-deductible stock-based compensation	13,030	10,500

Non-deductible amortization of debt discounts	53,587	-

Non-taxable (income) from derivative liability	18,779	-

Increase in deferred income tax assets
valuation allowance	84,126	40,114

Provision for (benefit from) income taxes	$ -	$ -

Deferred income tax assets consist of:

	March 31, 2017	December 31, 2016

Net operating loss carryforward	1,304,605	1,220,479

Valuation allowance	(1,304,605)	(1,220,479)

Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,304,605 attributable to the future utilization of the $3,716,863 net operating loss carryforward as of June 30, 2017 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the consolidated financial statements at June 30, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, and 2037 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $386,297, and $240,359, respectively.

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

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited)

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

Rent expense was $32,530 for each of the six months ended June 30, 2017 and 2016.

At June 30, 2017, the future minimum lease payments under non-cancellable operating leases were:

Year ending December 31, 2017

    18,418

Year ending December 31, 2018

    27,900

Total

 $ 46,318

Major Customers

For the six months ended June 30, 2017, two customers accounted for approximately 47% and 31%, respectively, of total service revenues.

For the six months ended June 30, 2016, three customers accounted for approximately 37%, 30%, and 20%, respectively, of total service revenues.

Public Offering of Units

On August 2, 2016, the Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. On a self-underwritten basis, the Company was offering up to 40,000,000 Units at a price of $0.05 per Unit or $2,000,000 maximum. Each Unit consisted one share of Company common stock and one warrant to purchase ½ share of Company common stock of a price of $0.10 per share for a period of three years. There was no minimum offering amount or escrow required as a condition to closing. On May 5, 2017, the Company terminated the Registration Statement; no units were sold in the offering.

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited)

Litigation

On November 25, 2016, the landlord under the lease agreement dated September 11, 2015 (“QPR”) served us a Notice of Default. On December 5, 2016, QPR filed a Petition to Recover Possession of Real Property seeking unpaid rent of $12,540 (as of November 21, 2016) and possession of the premises. The Company subsequently paid QPR and QPR dismissed the action.

NOTE 13 – Related Party Transactions

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of WRAP. At June 30, 2017, WRAP had an account receivable from PAG of $1,190.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a Company director, is both a customer and vendor of WRAP. As of June 30, 2017, WRAP had an account receivable from IST of $2,000 and an account payable to IST of $2,005. For the six months ended June 30, 2017, WRAP had revenues from IST of $2,000.

Stock Market Manager, Inc. (see Note 5) is also an entity controlled by Mr. Dilley. At June 30, 2017, WRAP had an account payable to Stock Market Manager Inc. of $2,000.

NOTE 14 – Subsequent Events

On July 5, 2017, August 2, 2017 and August 16, 2017, the Company issued three Convertible Promissory Notes of $10,000, $5,000 and $3,000 to a lender for loan proceeds of $10,000, $5,000 and $3,000, respectively. The notes bear interest at a rate of 12% per annum, are due on May 7, 2018, and are convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date.

On August 8, 2017, August 9, 2017 and August 16, 2017, the Company issued three Convertible Promissory Notes of $10,000, $10,000 and $5,000 to a lender for loan proceeds of $10,000, $10,000 and $5,000, respectively. The notes bear interest at a rate of 12% per annum, are due on August 8, 2018, and are convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through August 21, 2017, the date on which these consolidated financial statements were available to be issued. Except as disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Canbiola, Inc. was originally formed as a Florida corporation on October 11, 2005, under the name of WrapMail, Inc. Effective January 5, 2015, we acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. We provide document, project, marketing and sales management systems to business clients through our website and proprietary software and also have a division focusing on the development and sale of products containing CBD. The Company is presently in the process of dissolving Prosperity.

The consolidated financial statements include the accounts of CANB and its wholly owned subsidiary Prosperity from the date of its acquisition on January 5, 2015.

Results of Operations

Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016:

Revenues increased $433 from $25,437 in 2016 to $25,870 in 2017.

Cost of product sales increased $1,139 from $0 in 2016 to $1,139 in 2017 due to the launch of new product sales.

Officers and directors compensation and payroll taxes decreased $40,369 from $59,746 in 2016 to $19,377 in 2017. The 2016 expense amount ($59,746) consists of salary paid to our Chief Technology Officer ($37,500) and Chief Executive Officer ($18,000) pursuant to their respective employment agreements and related payroll taxes ($4,246). The 2017 expense amount ($19,377) consists of salaries accrued to our Chief Executive Officer ($18,000) pursuant to their respective employment agreements and related payroll taxes ($1,377).

Consulting fees increased $43,848 from $11,234 in 2016 to $55,082 in 2017. The 2016 expense amount ($11,234) includes stock-based compensation of $0. The 2017 expense amount ($55,082) includes stock-based compensation of $26,229, resulting from stock issued for the service of three consultants.

Advertising expense increased $20,893 from $0 in 2016 to $20,893 in 2017.

Hosting expense increased $10,404 from $1,842 in 2016 to $12,246 in 2017.

Rent expense remained same at $16,265 in 2016 and 2017.

Professional fees increased $34,470 from $12,288 in 2016 to $46,758 in 2017.

Depreciation of property and equipment increased $1 from $806 in 2016 to $807 in 2017.

Amortization of intangible assets remained same at $993 in 2016 and 2017.

Other operating expenses increased $30,048 from $8,727 in 2016 to $38,775 in 2017.  The increase was due largely to higher office expenses and meals and entertainment expenses in 2017 compared to 2016.

Net loss increased $422,151 from a loss of $86,297 in 2016 to a loss of $508,448 in 2017. The increase was due to the $100,434 increase in total operating expenses and the decrease of $322,150 in other income – net from $167 other income – net in 2016 to $321,983 other expense– net in 2017, and the $433 increase in revenues.

Six Months Ended June 30, 2017 compared with Six Months Ended June 30, 2016:

Revenues decreased $3,821 from $47,663 in 2016 to $43,842 in 2017.

Cost of product sales increased $1,139 from $0 in 2016 to $1,139 in 2017 due to the launch of new product sales.

Officers and directors compensation and payroll taxes decreased $81,735 from $120,567 in 2016 to $38,832 in 2017.  The 2016 expense amount ($120,567) consists of salary paid to our Chief Technology Officer ($75,000) and Chief Executive Officer ($36,000) pursuant to their respective employment agreements and related payroll taxes ($9,567). The 2017 expense amount ($38,832) consists of salaries accrued to our Chief Executive Officer ($36,000) pursuant to their respective employment agreements and related payroll taxes ($2,832).

Consulting fees increased $4,687 from $67,095 in 2016 to $71,782 in 2017. The 2016 expense amount ($67,095) includes stock-based compensation of $30,000. The 2017 expense amount ($71,782) includes stock-based compensation of $37,229, resulting from stock issued for the service of four consultants.

Advertising expense increased $16,760 from $4,750 in 2016 to $21,510 in 2017.

Hosting expense increased $2,547 from $12,140 in 2016 to $14,687 in 2017.

Rent expense remained same at $32,520 in 2016 and 2017.

Professional fees increased $45,999 from $16,737 in 2016 to $62,736 in 2017.

Depreciation of property and equipment decreased $39 from $1,653 in 2016 to $1,614 in 2017.

Amortization of intangible assets decreased $1 from $1,987 in 2016 to $1,986 in 2017.

Other operating expenses increased $39,073 from $21,446 in 2016 to $60,519 in 2017.  The increase was due largely to higher office expenses and meals and entertainment expenses in 2017 compared to 2016.

Net loss increased $253,441 from a loss of $230,907 in 2016 to a loss of $484,348 in 2017. The increase was due to the $28,430 increase in total operating expenses and the decrease of $221,190 in other income – net from $335 other income – net in 2016 to $220,855 other expense– net in 2017, and the $3,821 decrease in revenues.

Liquidity and Capital Resources

At June 30, 2017, we had cash and cash equivalents of 257 and negative working capital of $887,567.

Cash and cash equivalents decreased $29,936 from $30,193 at December 31, 2016 to $257 at June 30, 2017.  For the six months ended June 30, 2017, $124,000 was provided by financing activities and $153,936 was used in operating activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2017, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our first fiscal quarter for the period ended June 30, 2017 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the quarterly period ended June 30, 2017 follows:

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

On April 17, 2017, the Company issued 5,000,000 shares of WRAP common stock to a consultant as payment in full for $103,500 of services rendered for the period April 1, 2016 through June 30, 2017.

On June 21, 2017, the Company issued 250,000 shares of WRAP common stock to a financial consultant as payment in full for $5,975 of services rendered for the period April 1, 2016 through June 30, 2017.

On June 28, 2017, the Company issued 250,000 shares of WRAP common stock to a financial consultant as payment in full for $5,000 of services rendered for the period April 1, 2016 through June 30, 2017.

With respect to the transactions noted above, each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

CANBIOLA, INC.

Date: August 22, 2017	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer