Form 10-Q
period 2017-09-30
Canbiola, Inc.
filed 2017-11-20
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-208293

CANBIOLA. INC.

(Exact name of Registrant as specified in its charter)

Florida	20-3624118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

960 South Broadway, Suite 120

Hicksville NY 11801

 (Address of principal executive offices)

(516) 590-1846

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]  No [  ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
Emerging Growth Company	[x]
(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes    [x] No

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 16, 2017 was 173,822,323 shares.

CANBIOLA, INC.

FORM 10-Q

September 30, 2017

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Canbiola, Inc. and Subsidiary Consolidated Balance Sheets
	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 4,225	$ 30,193
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	22,030	13,742
Inventory	12,417	-
Prepaid expenses	62,134	2,500
Total current assets	100,806	46,435

Property and equipment, at cost less accumulated
depreciation of $19,442 and $17,021, respectively	11,954	14,375

Other assets:
Security deposit	11,687	11,687
Note receivable	39,000	39,000
Intangible assets, net of accumulated
amortization of $37,926 and $34,947, respectively	22,502	25,481
Total other assets	73,189	76,168

Total assets	$ 185,949	$ 136,978

Liabilities and Stockholders' Equity
Current liabilities:
Notes and loans payable	$ 162,604	$ 58,315
Derivative Liability	279,928	352,688
Accounts payable	135,683	54,714
Accrued officers compensation	188,750	134,750
Other accrued expenses payable	65,691	51,099
Total current liabilities and total liabilities	832,656	651,566
Commitments and contingencies (Notes 7 and 12)

Stockholders' equity (deficit):
Preferred stock, no par value; authorized 5,000,000 shares: Series A Preferred stock, no par value:
authorized 20 shares, issued and outstanding
10 and 10 shares, respectively	103,664	103,664
Common stock, no par value; authorized
750,000,000 shares, issued and outstanding
171,072,323 and 146,008,250 shares, respectively	12,223,631	11,889,505
Accumulated deficit	(12,974,002)	(12,507,757)
Total stockholders' equity (deficit)	(646,707)	(514,588)

Total liabilities and stockholders' equity (deficit)	$ 185,949	$ 136,978
See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Revenues
Service Revenue	$ 43,507	$ 71,990	$ 1,800	$ 24,327
Product Sales	22,433	-	20,298	-
Total Revenues	$ 65,940	$ 71,990	$ 22,098	$ 24,327

Operating cost and expenses:
Cost of product sales	11,698	-	10,559	-
Officers and directors compensation and payroll taxes (including
stock - based compensation of $0, $0, $0 and $0 respectively	58,209	159,463	19,377	38,897
Consulting fees (including stock-based compensation of $113,438
$30,000, $76,209 and $0 respectively)	182,491	98,473	110,709	4,104
Advertising expense	35,312	10,301	13,802	5,551
Hosting expense	17,619	20,465	2,932	8,325
Rent expense	48,795	48,795	16,265	16,265
Professional fees	70,706	36,787	7,970	20,050
Depreciation of property and equipment	2,421	2,459	807	806
Amortization of intangible assets	2,979	2,980	993	993
Other	81,161	34,911	20,642	13,464

Total operating expenses	511,391	414,634	204,056	108,455

Loss from operations	(445,451)	(342,644)	(181,958)	(84,128)

Other income (expense):
Interest income	879	877	293	292
Loss on debt conversion	(32,383)	-	(32,383)	-
Income (expense) from derivative liability	252,010	-	305,665	-
Interest expense (including amortization of debt discounts of $219,288, $0, $66,183 and $0 respectively)	(241,300)	(375)	(73,514)	(125)

Other income (expense) – net	(20,794)	(502)	200,061	167

Income (loss) before provision for income taxes	(466,245)	(342,142)	18,103	(83,961)

Provision for income taxes	-	-	-	-

Net income (loss) and comprehensive income (loss)	$ (466,245)	$ (342,142)	$ 18,103	$ (83,961)

Net income (loss) per common share – basic and diluted
Basic	$ (0.00)	$ (0.00)	$ 0.00	$ (0.00)
Diluted	$ (0.00)	$ (0.00)	$ 0.00	$ (0.00)

Weighted average common shares outstanding –
Basic	156,928,795	146,009,710	164,000,506	146,012,598
Diluted	273,703,025	146,009,710	289,732,512	146,012,598

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income (loss)	$ (466,245)	$ (342,142)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Stock-based compensation, net of prepaid stock based consulting fees	113,438	30,000
Loss on debt conversion	32,383	-
Expense (income) from derivative liability	(252,010)	-
Depreciation of property and equipment	2,421	2,460
Amortization of intangible assets	2,979	2,980
Amortization of debt discounts	219,288	-
Changes in operating assets and liabilities:
Accounts receivable	(8,288)	(2,981)
Inventory	(12,417)	-
Prepaid expenses	2,500	9,671
Accounts payable	80,973	66,819
Accrued officers compensation	54,000	116,750
Other accrued expenses payable	25,760	12,612

Net cash used in operating activities	(205,218)	(103,831)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Proceeds received from notes and loans payable	179,250	86,933

Net cash provided by financing activities	179,250	86,933

Increase (decrease) in cash and cash equivalents	(25,968)	(16,898)

Cash and cash equivalents, beginning of period	30,193	18,373

Cash and cash equivalents, end of period	$ 4,225	$ 1,475

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	$ 115,000	$ -

Issuance of common stock in satisfaction of accrued interest	$ 11,168	$ -

Issuance of common stock in satisfaction of accounts payable	$ -	$ 47,174
See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2017 and 2016

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

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of September 30, 2017, the Company had cash and cash equivalents of $4,225 and negative working capital of $731,850. For the nine months ended September 30, 2017 and 2016, the Company had net losses of $466,245 and $342,142, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to start a health supplements business to attain profitable operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial statements should be read in conjunction with the Company’s latest annual financial statement. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended September 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

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

•

Risk-Free Interest Rate.

We utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.

•

Expected Volatility.

We calculate the expected volatility based on a volatility index of peer companies as we did not have sufficient historical market information to estimate the volatility of our own stock.

•

Dividend Yield.

We have not declared a dividend on its common stock since its inception and have no intentions of declaring a dividend   in the foreseeable future and therefore used a dividend yield of zero.

•

Expected Term.

The expected term of options granted represents the period of time that options are expected to be outstanding.  We estimated the expected term of stock options by using the simplified method.  For warrants, the expected term represents the actual term of the warrant.

•

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

(l)  Advertising

Advertising costs are expensed as incurred and amounted to $35,312 and $10,301 for the nine months ended September 30, 2017 and 2016, respectively.

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

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the three and nine months ended September 30, 2016, the diluted net loss per share calculation excluded the effect of convertible notes payable, Series A preferred stock and stock options outstanding (see Notes 7, 8 and 10).

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

NOTE 5 – Note Receivable

At September 30, 2017 and December 31, 2016, the $39,000 note receivable bears interest at a rate of 3% per annum and is due November 30, 2020. The receivable arose from the Company’s sale of its 50% interest in Stock Market Manager, Inc. to Endeavour Cooperative Partners, LLC (“Endeavour”) on November 30, 2015. Endeavour is affiliated with Carl Dilley, a Company director.

NOTE 6 – Intangible Assets, Net

Intangible assets, net, consist of:

	September 30, 2017	December 31, 2016
Video conferencing software acquired by Prosperity in December 2009	$ 30,000	$ 30,000

Enterprise and audit software acquired by Prosperity in April 2008	20,000	20,000

Patent costs incurred by CANB	6,880	6,880

Other	3,548	3,548

Total	60,428	60,428

Accumulated amortization	(37,926)	(34,947)

Net	$ 22,502	$ 25,481

Expected future amortization expense for intangible assets as of September 30, 2017 follows:

Amount
Year Ending December 31, 2017	$ 995
Year Ending December 31, 2018	3,975
Year Ending December 31, 2019	3,975
Year Ending December 31, 2020	3,975
Year Ending December 31, 2021	3,975
Thereafter	5,607

Total	$ 22,502

NOTE 7 – Notes and Loans Payable

Notes and loans payable consist of:

	September 30, 2017	December 31, 2016
Convertible note payable to lender dated February 1, 2016 (as amended December 21, 2016), interest at 12% per annum, due February 1, 2017, convertible into Common Stock at a Conversion Price equal to the Lesser of (i) $0.01 per share or (ii) 50% of the lowest Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date –fully converted at February 13, 2017	$ -	$ 3,571

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to September 13, 2017, interest at rates ranging from 12% to 14.99% per annum, due from April 6, 2017 to March 13, 2018, partially converted at March 22, 2017 and the remaining notes convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $1,643 and $34,411, respectively	35,357	39,839

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, interest at 12% per annum, due February 1, 2017 and May 20, 2017, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $58,095, respectively	65,000	6,905

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 2, 2017 to November 3, 2017, interest at 12% per annum, due from September 16, 2017 to May 7, 2018, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $40,883 and $0, respectively	50,617	-

Convertible note payable to lender dated August 8, 2017 interest at 12% per annum, due August 8, 2018, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $21,370 and $0, respectively	3,630	-

Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Loan payable to Mckenzie Webster Limited (“MWL”), an entity controlled by the former Chairman of the Board of Directors of the Company, non-interest bearing, due on demand	3,000	3,000
Total	$ 162,604	$ 58,315

The derivative liability of the convertible notes payable at September 30, 2017 consisted of:

	Face Value	Derivative Liability
Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to September 13, 2017, due from April 6, 2017 to March 13, 2018	$ 37,000	$ 39,539

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, due February 1, 2017 and May 20, 2017	$ 65,000	$ 67,889

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 2, 2017 to November 3, 2017, due from September 16, 2017 to May 7, 2018	$ 91,500	$ 128,056

Convertible notes payable to lender dated August 8, 2017, due August 8, 2018	$ 25,000	$ 44,444

Totals	$ 218,500	$ 279,928

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates (or amendment dates) of the notes ($437,575 total for the nine months ended September 30, 2017) and charged the applicable amounts to debt discounts ($179,250 total for the nine months ended September 30, 2017) and the remainder to other expense ($258,325 total for the nine months ended September 30, 2017). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates (or amendment dates) of the notes to the measurement date ($236,854 total decrease for the nine months ended September 30, 2017) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at September 30, 2017 include (1) stock price of $0.0092 per share, (2) exercise price of $0.0045 per share, (3) terms ranging from 0 days to 312 days, (4) expected volatility of 281% and (5) risk free interest rates ranging from 0.00% to 1.28%.

NOTE 8 – Preferred Stock

The Company issued a total of 10 shares of CANB Series A Preferred Stock (5 shares to MWL and 5 shares to Marco Alfonsi) in exchange for the retirement of a total of 100,000,000 shares of CANB common stock (50,000,000 shares from MWL and 50,000,000 shares from Marco Alfonsi).

Each share of Series A Preferred Stock is convertible into 10,000,000 shares of CANB common stock and is entitled to 20,000,000 votes.

NOTE 9 – Common Stock

On January 2, 2016, the Company issued 104,500 shares of CANB common stock to a technical consultant in satisfaction of a $12,864 account payable to that vendor.

On March 9, 2016, the Company issued 140,000 shares of CANB common stock to a technical consultant in satisfaction of a $8,693 account payable to that vendor.

On October 6, 2016, the Company issued 400,000 shares of CANB common stock to a technical consultant in satisfaction of a $25,617 account payable to that vendor.

On February 2, 2017, the Company issued 200,000 shares of CANB common stock to a financial consultant for services rendered. The $11,000 fair value of the 200,000 shares of CANB common stock was charged to consulting fees in the three months ended March 31, 2017.

On February 13, 2017, the Company issued 1,685,900 shares of CANB common stock to the brother of the Chief Executive Officer of the Company in satisfaction of notes payable of $15,000 and accrued interest payable of $1,859.

On March 22, 2017, the Company issued 6,785,316 shares of CANB common stock to a lender in satisfaction of notes payable of $50,000 and accrued interest payable of $5,979.

On April 17, 2017, the Company issued 5,000,000 shares of CANB common stock to a consultant for services rendered. The $103,500 fair value of the 5,000,000 shares of CANB common stock will be charged to consulting fees in the three months ended June 30, 2017.

On June 21, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $5,975 fair value of the 250,000 shares of CANB common stock will be charged to consulting fees in the three months ended June 30, 2017.

On June 28, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $5,000 fair value of the 250,000 shares of CANB common stock will be charged to consulting fees in the three months ended June 30, 2017.

On August 25, 2017, the Company issued 7,142,857 shares of CANB common stock to a lender in satisfaction of notes payable of $50,000 and accrued interest payable of $3,331.

On August 25, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $3,750 fair value of the 250,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended September 30, 2017.

On September 5, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $4,375 fair value of the 250,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended September 30, 2017.

On September 7, 2017, the Company issued 2,500,000 shares of CANB common stock to a consultant for services rendered. The $32,750 fair value of the 2,500,000 shares of CANB common stock will be charged to consulting fees in the three months ended September 30, 2017.

On September 11, 2017, the Company issued 250,000 and 250,000 shares of CANB common stock to two consultants for services rendered, respectively. The $3,350 fair value of each 250,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended September 30, 2017.

On September 25, 2017, the Company issued 2,500,000 shares of CANB common stock to a consultant for services rendered. The $2,525 fair value of the 2,500,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended September 30, 2017.

NOTE 10 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2015	200,000	307,500	507,500
Granted in 2016	-	-	-
Expired in 2016	(150,000)	(60,000)	(210,000)

Balance, December 31, 2016	50,000	247,500	297,500
Granted in 1Q, 2Q and 3Q 2017	-	-	-
Cancelled in 1Q, 2Q and 3Q 2017	-	-	-

Balance, September 30, 2017	50,000	247,500	297,500

Issued and outstanding stock options as of September 30, 2017 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration
2009	50,000	1.00	2019

Total	50,000

Issued and outstanding warrants as of September 30, 2017 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration
2010	247,500	1.00	2020

Total	247,500

NOTE 11 – Income Taxes

No provisions for income taxes were recorded for the periods presented since the Company incurred net losses in those periods.

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 35% to pretax income (loss) as follows:

	Nine Months Ended September 30,
	2017	2016
Expected income tax (benefit) at 35%	$ (163,186)	$ (119,750)

Non-deductible stock-based compensation	39,703	10,500

Non-deductible amortization of debt discounts	76,751	-

Non-taxable (income) from derivative liability	(76,869)	-

Increase in deferred income tax assets valuation allowance	123,601	109,250

Provision for (benefit from) income taxes	$ -	$ -

Deferred income tax assets consist of:

	September 30, 2017	December 31, 2016
Net operating loss carryforward	1,344,080	1,220,479

Valuation allowance	(1,344,080)	(1,220,479)

Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,344,080 attributable to the future utilization of the $3,829,650 net operating loss carryforward as of September 30, 2017 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the consolidated financial statements at September 30, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, and 2037 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $386,297, and $353,146, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

The Company's U.S. Federal and state income tax returns prior to 2014 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The statute of limitations on the 2013 tax year returns expired in March 2017.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets. There were no interest or penalties paid during 2017 and 2016.

NOTE 12 – Commitments and Contingencies

Employment Agreements

On May 14, 2015, the Company executed an Executive Employment Agreement with Marco Alfonsi (“Alfonsi”) for Alfonsi to serve as the Company's chief executive officer for cash compensation of $5,000 per month (increased to $6,000 per month in August 2015). Pursuant to the agreement, the Company issued 10,000,000 restricted shares of CANB common stock to Alfonsi on June 14, 2015. Alfonsi may terminate his employment upon 30 days written notice to the Company. The Company may terminate Alfonsi's employment upon written notice to Alfonsi by a vote of the Board of Directors.

On August 17, 2015, the Company executed an Employment Agreement with Romuald Stone ("Stone") for Stone to serve as the Company's Chief Technology Officer for cash compensation of $12,500 per month. Effective August 17, 2016, the agreement terminated.

Consulting Agreements

On September 6, 2017, the Company executed a Consulting Agreement with T8 Partners LLC (“T8”) for T8 to serve as the Company's consultant for stock compensation of a total of 10,000,000 restricted shares. Pursuant to the agreement, the Company issued 2,500,000 restricted shares of CANB common stock to T8 on September 7, 2017. Effective October 27, 2017, the Company terminated the agreement due to non-performance by T8.

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

Rent expense was $48,795 for each of the nine months ended September 30, 2017 and 2016.

At September 30, 2017, the future minimum lease payments under non-cancellable operating leases were:

Year ending December 31, 2017	9,391
Year ending December 31, 2018	27,900

Total	$ 37,291

Major Customers

For the nine months ended September 30, 2017, two customers accounted for approximately 45% and 29%, respectively, of total service revenues.

For the nine months ended September 30, 2016, three customers accounted for approximately 36%, 30%, and 15%, respectively, of total service revenues.

Public Offering of Units

On August 2, 2016, the Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. On a self-underwritten basis, the Company was offering up to 40,000,000 Units at a price of $0.05 per Unit or $2,000,000 maximum. Each Unit consisted of one share of Company common stock and one warrant to purchase ½ share of Company common stock of a price of $0.10 per share for a period of three years. There was no minimum offering amount or escrow required as a condition to closing. On May 5, 2017, the Company withdrew the Registration Statement; no units were sold in the offering.

Litigation

On November 25, 2016, the landlord under the lease agreement dated September 11, 2015 (“QPR”) served us a Notice of Default. On December 5, 2016, QPR filed a Petition to Recover Possession of Real Property seeking unpaid rent of $12,540 (as of November 21, 2016) and possession of the premises. The Company subsequently paid QPR and QPR dismissed the action.

NOTE 13 – Related Party Transactions

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of CANB. At September 30, 2017, CANB had an account receivable from PAG of $1,190.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a Company director, is both a customer and vendor of CANB. As of June 30, 2017, CANB had an account receivable from IST of $3,500 and an account payable to IST of $2,351. For the nine months ended September 30, CANB had revenues from IST of $3,500.

Stock Market Manager, Inc. (see Note 5) is also an entity controlled by Mr. Dilley. At September 30, 2017, CANB had an account payable to Stock Market Manager Inc. of $1,676.

NOTE 14 – Subsequent Events

On October 3, 2017, the Company issued a Convertible Promissory Note of $2,000 to a lender for loan proceeds of $2,000. The note bears interest at a rate of 12% per annum, are due on May 7, 2018, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date.

On October 3, 2017, the Company executed an Executive Service Agreement with Marco Alfonsi (“Alfonsi”) for Alfonsi to serve as the Company's chief executive officer for cash compensation of $10,000 per month. Pursuant to the agreement, the Company issued 1 share of CANB Series A Preferred Stock to Alfonsi on October 4, 2017.

On October 4, 2017, the Company issued 2 shares of CANB Series A Preferred Stock to Alfonsi in consideration of Alfonsi’s cancellation of accrued salaries payable of $120,000 owed to Alfonsi.

On October 13, 2017, the Company executed a Securities Purchase Agreement (the “SPA”) with RedDiamond Partners LLC (“RedDiamond”). Pursuant to the Agreement, RedDiamond agreed to purchase an aggregate of $150,000 of Series B Preferred Shares (“Preferred Shares”), at $0.95 per share, for an aggregate of 157,895 Preferred Shares. The SPA provides for the purchase to be conducted through multiple closings, with the first closing occurring within ninety (90) days from the execution of the Agreement (“First Closing”). On October 13, the Company received $100,000 from RedDiamond. Additional closings are to be conducted on each monthly anniversary following the date of the First Closing (“Additional Closings”) until RedDiamond has purchased an aggregate of $150,000 of Preferred Shares. The Series B Preferred Shares (designated on November 15, 2017) have no voting rights, are entitled to dividends at a rate of 5% per annum, and are convertible into shares of common stock at a Conversion Price (as defined in the SPA), subject to a $20,000 maximum per Monthly Conversion Period.

On October 17, 2017, November 1, 2017 and November 9, 2017, the Company executed three Consulting Agreements with three consultants. Pursuant to the agreements, the Company issued or is required to issue 500,000 (not yet issued), 250,000 and 2,500,000 shares of CANB Common on October 17, 2017, November 2, 2017, and November 9, 2017, respectively.

On October 17, 2017, the Company was issued a Secured Promissory Note of $60,000 from a Borrower for loan proceeds of $60,000. The note bears interest at a rate of 12% per annum, and is due on October 17, 2018. On November 10, 2017, the Company entered into an Agreement for Sale and Purchase of Business Assets with the borrower to purchase its business assets. The consideration of $60,000 was paid via the cancellation of the Secured Promissory Note.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through November 17, 2017, the date on which these consolidated financial statements were available to be issued. Except as disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

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

Results of Operations

Three Months Ended September 30, 2017 compared with Three Months Ended September 30, 2016:

Revenues decreased $2,229 from $24,327 in 2016 to $22,098 in 2017.

Cost of product sales increased $10,559 from $0 in 2016 to $10,559 in 2017 due to the launch of new product sales.

Officers and directors compensation and payroll taxes decreased $19,520 from $38,897 in 2016 to $19,377 in 2017.  The 2016 expense amount ($38,897) consists of salary paid to our Chief Technology Officer ($18,750) and Chief Executive Officer ($18,000) pursuant to their respective employment agreements and related payroll taxes ($2,147). The 2017 expense amount ($19,377) consists of salaries accrued to our Chief Executive Officer ($18,000) pursuant to their respective employment agreements and related payroll taxes ($1,377).

Consulting fees increased $106,065 from $4,104 in 2016 to $110,709 in 2017. The 2016 expense amount ($4,104) includes stock-based compensation of $0. The 2017 expense amount ($110,709) includes stock-based compensation of $76,209, resulting from stock issued for the service of consultants.

Advertising expense increased $8,251 from $5,551 in 2016 to $13,802 in 2017.

Hosting expense decreased $5,393 from $8,325 in 2016 to $2,932 in 2017.

Rent expense remained same at $16,265 in 2016 and 2017.

Professional fees decreased $12,080 from $20,050 in 2016 to $7,970 in 2017.

Depreciation of property and equipment increased $1 from $806 in 2016 to $807 in 2017.

Amortization of intangible assets remained same at $993 in 2016 and 2017.

Other operating expenses increased $7,178 from $13,464 in 2016 to $20,642 in 2017.  The increase was due largely to higher conference expense and travel expenses in 2017 compared to 2016.

Net loss decreased $102,064 from a loss of $83,961 in 2016 to an income of $18,103 in 2017. The decrease was due to the $95,601 increase in total operating expenses and the increase of $199,894 in other income – net from $167 other income – net in 2016 to $200,061 other income– net in 2017, and the $2,229 decrease in revenues.

Nine Months Ended September 30, 2017 compared with Nine Months Ended September 30, 2016:

Revenues decreased $6,050 from $71,990 in 2016 to $65,940 in 2017.

Cost of product sales increased $11,698 from $0 in 2016 to $11,698 in 2017 due to the launch of new product sales.

Officers and directors compensation and payroll taxes decreased $101,254 from $159,463 in 2016 to $58,209 in 2017.  The 2016 expense amount ($159,463) consists of salary paid to our Chief Technology Officer ($93,750,000) and Chief Executive Officer ($54,000) pursuant to their respective employment agreements and related payroll taxes ($11,713). The 2017 expense amount ($58,209) consists of salaries accrued to our Chief Executive Officer ($54,000) pursuant to their respective employment agreements and related payroll taxes ($4,209).

Consulting fees increased $84,018 from $98,473 in 2016 to $182,491 in 2017. The 2016 expense amount ($98,473) includes stock-based compensation of $30,000. The 2017 expense amount ($182,491) includes stock-based compensation of $113,438, resulting from stock issued for the service of consultants.

Advertising expense increased $25,011 from $10,301 in 2016 to $35,312 in 2017.

Hosting expense decreased $2,846 from $20,465 in 2016 to $17,619 in 2017.

Rent expense remained same at $48,795 in 2016 and 2017.

Professional fees increased $33,919 from $36,787 in 2016 to $70,706 in 2017.

Depreciation of property and equipment decreased $38 from $2,459 in 2016 to $2,421 in 2017.

Amortization of intangible assets decreased $1 from $2,980 in 2016 to $2,979 in 2017.

Other operating expenses increased $46,250 from $34,911 in 2016 to $81,161 in 2017.  The increase was due largely to higher office expenses and conference expenses in 2017 compared to 2016.

Net loss increased $124,103 from a loss of $342,142 in 2016 to a loss of $466,245 in 2017. The increase was due to the $96,757 increase in total operating expenses and the decrease of $21,296 in other income – net from $502 other income – net in 2016 to $20,794 other expense– net in 2017, and the $6,050 decrease in revenues.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of 4,225 and negative working capital of $731,850.

Cash and cash equivalents decreased $25,968 from $30,193 at December 31, 2016 to $4,225 at September 30, 2017.  For the nine months ended September 30, 2017, $179,250 was provided by financing activities and $205,218 was used in operating activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2017, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our first fiscal quarter for the period ended September 30, 2017 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the quarterly period ended September 30, 2017 follows:

On February 2, 2017, the Company issued 200,000 shares of CANB common stock to a financial consultant as payment in full for $11,000 of services rendered for the period January 1, 2016 through March 31, 2017.

On February 13, 2017, the Company issued 1,685,900 shares of CANB common stock to the brother of the Chief Executive Officer of the Company in satisfaction of notes payable of $15,000 and accrued interest payable of $1,859.

On March 22, 2017, the Company issued 6,785,316 shares of CANB common stock to a lender in satisfaction of notes payable of $50,000 and accrued interest payable of $5,979.

On April 17, 2017, the Company issued 5,000,000 shares of CANB common stock to a consultant as payment in full for $103,500 of services rendered for the period April 1, 2016 through June 30, 2017.

On June 21, 2017, the Company issued 250,000 shares of CANB common stock to a financial consultant as payment in full for $5,975 of services rendered for the period April 1, 2016 through June 30, 2017.

On June 28, 2017, the Company issued 250,000 shares of CANB common stock to a financial consultant as payment in full for $5,000 of services rendered for the period April 1, 2016 through June 30, 2017.

On August 25, 2017, the Company issued 7,142,857 shares of CANB common stock to a lender in satisfaction of notes payable of $50,000 and accrued interest payable of $3,331.

On August 25, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $3,750 fair value of the 250,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended September 30, 2017.

On September 5, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $4,375 fair value of the 250,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended September 30, 2017.

On September 7, 2017, the Company issued 2,500,000 shares of CANB common stock to a consultant for services rendered. The $32,750 fair value of the 2,500,000 shares of CANB common stock will be charged to consulting fees in the three months ended September 30, 2017.

On September 11, 2017, the Company issued 250,000 and 250,000 shares of CANB common stock to two consultants for services rendered, respectively. The $3,350 fair value of each 250,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended September 30, 2017.

On September 25, 2017, the Company issued 2,500,000 shares of CANB common stock to a consultant for services rendered. The $2,525 fair value of the 2,500,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended September 30, 2017.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended*
3.2	Bylaws*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
99.1	Amendment to Articles of Incorporation and Certificate of Designations for Series B Preferred Stock **
99.2	Certificate of Designations for Series B Preferred Stock***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*         filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.

**       filed with the Form 8-K filed with the SEC on November 15, 2017 and incorporated herein by reference.

***     filed with the Form 8-K filed with the SEC on October 18, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2017

CANBIOLA, INC.

By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer