Form 10-K
period 2017-12-31
Canbiola, Inc.
filed 2018-04-06
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the Transition Period From ____________ to ____________

Commission File Number: 333-208293

CANBIOLA. INC.

(Exact name of registrant as specified in its charter)

Florida	20-3624118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

960 South Broadway, Suite 120, Hicksville NY 11801,

(Address of principal executive offices)

516-590-1846

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2017, was $1,473,714, based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of April 3, 2018, the registrant had outstanding 233,122,323 shares of common stock, $0.00 par value per share.

 CANBIOLA, INC.

2017 FORM 10-K ANNUAL REPORT

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2017, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

PART I

Item 1. Business

Company Overview

Canbiola, Inc. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005 in order to tap into a largely un-serviced segment of the web-based advertising industry. Effective December 27, 2010, WRAP effected a 10 for 1 forward stock split of its common stock. Effective June 4, 2013, WRAP effected a 1 for 10 reverse stock split of its common stock. The accompanying consolidated financial statements retroactively reflect these stock splits.

Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008, in order to acquire Prosperity’s office productivity software suite as a complement to WRAP’s existing intellectual property.  After its acquisition, the Company transferred Prosperity’s operations to WRAP and is presently in the process of dissolving Prosperity. For the periods presented, the assets, liabilities, revenues, and expenses are those of the Company. Prosperity had no activity for the periods presented.

Around the first quarter of 2017, the Company began to transition into the Hemp CBD industry and now primarily offers health and beauty products containing CBD. On May 15, 2017, WRAP changed its name to Canbiola, Inc. (the “Company” or “CANB” or “Canbiola”) to reflect its transition.

Business

The Company operates several divisions, including document management and email marketing platforms; however, its primary operations are from the development and sale of products containing CBD. The Company’s products contain CBD derived from Hemp and include products such as oils, creams, moisturizers, chews, vapes, isolate, gel caps, concentrate and water. In addition to offering white labeled products, Canbiola is developing its own line of proprietary products, as well as seeking synergistic value through acquisitions in the Hemp industry. Canbiola aims to be the premier provider of the highest quality natural Hemp CBD products on the market through sourcing the very best raw material and developing a variety of products we believe will improve people's lives in a variety of areas.

“CBD” Business

Cannabidiol (“CBD”) is one of nearly 85 naturally occurring compounds (cannabinoids) found in industrial hemp and cannabis. CBD is non-psychoactive and is thought to have numerous uses, including, but not limited to, for pain, insomnia, epilepsy, anxiety, inflammation, and nausea. Unlike CBD derived from marijuana, CBD derived from the seeds and stalks of industrial hemp is generally considered “legal” in the U.S. so long as it contains less than 0.03% of “THC,” another, but psychoactive, cannabinoid found in cannabis. CBD derived from marijuana, marijuana and other marijuana derivatives are federally illegal in the U.S. under the Controlled Substances Act, despite being medically or recreationally legal in numerous states.

In order to facilitate its operations, the Company has entered into a Production Agreement with Pure Health Products, LLC, a New York limited liability company (“PHP”). Pursuant to the Production Agreement, PHP will manufacture, package, and sell the Company’s CBD infused products on an exclusive basis. PHP will not produce or manufacture any product containing any cannabis or hemp derivative for any person or entity other than the Company, and the Company controls the ingredients, recipe, manufacturing processes and procedures and quality and taste parameters for all Products produced at the PHP facility. PHP may also white label / rebrand or relabel the products on the Company’s behalf pursuant to “white label agreements” entered into between the Company and third-party customers. Through its contractual relationship with PHP, the Company is able to control the manufacturing process of its products while reducing its production costs. In addition, the Company has the option to acquire certain assets of PHP should it elect to take over direct manufacture of its Products.

The Company’s products are sold via its website and through doctors and other medical professionals with which the Company enters into distribution agreements.

The CBD and cannabis markets are flooded with competition ranging from mom and pop operations to multi-million-dollar conglomerates, many with longer operating histories, more capital and/or more industry knowledge than the Company. The Company hopes to partner with or engage industry specialists to help set it apart from its numerous competitors.

The statements found herein have not been evaluated by the Food and Drug Administration (FDA) and the Company’s products are not intended to diagnose, treat, cure or prevent any disease or medical condition.

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

We have been only mildly successful in gaining customers for our newest version, “WRAPmail 2.0,” a paid service with B2B and B2C offerings.  This limited success in garnering new clients is despite numerous marketing efforts to the contrary and the Company has yet to find the best avenue for marketing WRAPmail 2.0 to potential clients. The Company continues to explore alternative avenues for generating revenues through its WRAPmail 2.0 product offering and intellectual property.

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

Intellectual Property

We own the following patents for our WRAPmail technology: US patent no. 8572275 issued on October 29, 2013. This patent expires in October 2033. On July 20, 2015, WRAPmail filed for a new patent under the title: Method, System and Software for Dynamically Extracting Content for Integration with Instant Messages, which application is still pending and not being actively pursued by the Company.

Any expiration of our patents or claims could adversely affect our business. However, with regard to the importance and effect of these patents, it is necessary to understand the structure of the Company’s intellectual property. Patents have been relied upon to discourage infringement during the research and development stage of the technology. In that sense we believe that the main purpose of the patents has been that they have served to provide the Company a head start against potential competitors. A significant body of unpublished know-how and trade secrets is closely held by the Company in order to mitigate the risk of competition that could arise from other parties’ reliance merely upon the information contained in the patents. The Company can derive revenue from sub-licensing its know-how without sub-licensing the rights to patents, or it can, as it has the right to do under the agreement, also sublicense the patents as well.

The above patents relate to the document management and email marketing divisions. Due to diminishing revenue it was determined to reduce the fair value of these patents to 0.

Employees

The Company currently has no full-time employee.

Reports to Security Holders

Our common stock is registered under the Securities Exchange Act of 1934 and we are required to file current, quarterly and annual reports and other information with the SEC. You may read and copy any document that we file at the SEC’s public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are available to you free of charge at the SEC’s web site at www.sec.gov. We are an electronic filer with the SEC and, as such, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This information may be found at www.sec.gov and posted on our website at www.canbiola.com.

Research and Development

In fiscal year 2016 and 2017 we spent $0 in research and development.

Government Regulation

Through its manufacture and distribution of CBD products, the Company will be subject to federal and state regulations relating to cannabis, including the Federal Controlled Substance Act, which classifies marijuana and its derivatives as a Schedule 1 narcotic. These regulations may affect, among others, the way the Company manufactures and distributes its products, the way the Company is taxed, the way the Company banks, the location of the Company’s facilities, the content and testing of the Company’s products, and the quality of the Company’s services.

We are also subject to general business regulations and laws as well as Federal and state regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

Transfer Agent

We have engaged Island Stock Transfer, located at 15500 Roosevelt Blvd, Suite 301, Clearwater, FL 33760, as our stock transfer agent. Phone: 727.289.0010. Our director, Carl Dilley, is a principal of Island Stock Transfer.

Item 1A. Risk Factors

We are a smaller reporting company and not required to provide the information in this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company does not currently own any real property. We do however lease office space in Hicksville, New York.

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

2017
	High		Low
First Quarter	$ 0.09		$ 0.07
Second Quarter	$ 0.04		$ 0.03
Third Quarter	$ 0.03		$ 0.03
Fourth Quarter	$ 0.04		$ 0.03

2016
	High		Low
First Quarter	$ 0.15		$ 0.08
Second Quarter	$ 0.13		$ 0.06
Third Quarter	$ 0.13		$ 0.01
Fourth Quarter	$ 0.08		$ 0.01

The last reported sale price of the Company’s common stock as of April 3, 2018 was $0.027 per share.

Record Holders

As April 3, 2018, there were 233,122,323 shares of common stock issued and outstanding to approximately 172 shareholders of record.

Dividends

The Company paid no dividends in 2017 or 2016.

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

On November 2, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $1,725 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended December 31, 2017.

On November 9, 2017, the Company issued 2,500,000 shares of CANB common stock to a consultant for services rendered. The $21,250 fair value of the 2,500,000 shares of CANB common stock was partially charged to consulting fees in the three months ended December 31, 2017.

On November 30, 2017, the Company issued 50,000,000 shares of CANB common stock to Mckenzie Webster Limited (“MWL”) in exchange for the retirement of 5 shares of CANB Series A Preferred Stock.

On December 5, 2017, the Company issued 250,000 and 250,000 shares of CANB common stock to two consultants for services rendered, respectively. The $3,000 fair value of each 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended December 31, 2017.

On December 7, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $4,500 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended December 31, 2017.

On December 18, 2017, the Company issued 500,000 shares of CANB common stock to a consultant for services rendered. The $9,050 fair value of the 500,000 shares of CANB common stock was partially charged to consulting fees in the three months ended December 31, 2017.

On December 25, 2017, the Company issued 250,000 and 250,000 shares of CANB common stock to two consultants for services rendered, respectively. The $7,250 fair value of each 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended December 31, 2017.

On February 7, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $9,825 fair value of the 250,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended March 31, 2018.

On February 9, 2018, the Company issued 3,000,000 and 3,000,000 shares of CANB common stock to its two directors for services rendered, respectively. The $101,400 fair value of each 3,000,000 shares of CANB common stock will be charged to officer’s compensation in the three months ended March 31, 2018.

On February 12, 2018, the Company issued 1 share of CANB Series A Preferred Stock to David Posel, pursuant to the Executive Service Agreement signed with Mr. Posel on February 12, 2018.

On February 13, 2018, the Company issued 150,000 shares of CANB common stock to a consultant for services rendered. The $5,085 fair value of the 150,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended March 31, 2018.

On February 14, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $8,500 fair value of the 250,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended March 31, 2018.

On February 16, 2018, the Company issued 3 shares of CANB Series A Preferred Stock to Andrew W Holtmeyer, pursuant to the Executive Service Agreement signed with Mr. Holtmeyer on February 16, 2018.

On February 19, 2018, the Company issued 150,000 shares of CANB common stock to a consultant for services rendered. The $5,280 fair value of the 150,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended March 31, 2018.

On February 26, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $11,375 fair value of the 250,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended March 31, 2018.

On March 1, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $10,900 fair value of the 250,000 shares of CANB common stock will be charged to consulting fees in the three months ended March 31, 2018.

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

The Company considers Pure Health products to be a variable interest entity as prescribed under Accounting guidelines. Due to the fact that the company is not dependent on Pure Health Products solely for manufacture, no consolidation of Pure Heath Products financial information is required.

Results of Operations

Year Ended December 31, 2017 compared with Year Ended December 31, 2016:

Revenues increased $27,601 from $$95,145 in 2016 to $122,746 in 2017. The increase was due to the new business of CBD product.

Cost of product sales increased $44,466 from $0 in 2016 to $44,466 in 2017 due to the launch of new product sales.

Officers and directors compensation and payroll taxes decreased $26,042 from $180,448 in 2016 to $154,406 in 2017.  The 2016 expense amount ($180,448) consists of salary paid to our Chief Technology Officer ($93,750) and Chief Executive Officer ($72,000) pursuant to their respective employment agreements and related payroll taxes ($14,698). The 2017 expense amount ($154,406) consists of salaries accrued to our Chief Executive Officer ($84,000) and stock based compensation of ($63,902) pursuant to their respective employment agreements and related payroll taxes ($6,504).

Consulting fees increased $184,828 from $99,913 in 2016 to $284,741 in 2017. The 2016 expense amount ($99,913) includes stock-based compensation of $30,000. The 2017 expense amount ($284,741) includes stock-based compensation of ($167,688), resulting from stock issued for the service of consultants.

Advertising expense increased $16,421 from $11,901 in 2016 to $28,322 in 2017.

Hosting expense decreased $10,219 from $32,182 in 2016 to $21,963 in 2017.

Rent expense remained same at $65,060 in 2016 and 2017.

Professional fees increased $48,339 from $47,207 in 2016 to $955,46 in 2017.

Depreciation of property and equipment decreased $40 from $3,267 in 2016 to $3,227 in 2017.

Amortization of intangible assets decreased $2 from $3,974 in 2016 to $3,972 in 2017.

Other operating expenses increased $71,088 from $62,741 in 2016 to $133,829 in 2017.  The increase was due largely to higher travel expenses, office expenses and miscellaneous expense in 2017 compared to 2016.

Net loss increased $1,474,669 from $665,050 in 2016 to $2,139,719 in 2017. The increase was due to the $328,839 increase in total operating expenses and the $1,173,431 increase in other expense - net, partially offset by the $27,601 increase in revenues.

Liquidity and Capital Resources

At December 31, 2017, the Company had cash and cash equivalents of $1,652 and a working capital deficit of $1,791,732.

Cash and cash equivalents decreased $28,541 from $30,193 at December 31, 2016 to $1,652 at December 31, 2017.  For the year ended December 31, 2017, $332,750 was provided by financing activities, $286,291 was used in operating activities, and $75,000 was used in investing activities.

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

Item 8.

Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2017 and 2016 and the report of BMKR, LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-22 of this Annual Report.

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

Management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principle, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Our board of directors is elected annually by our shareholders. The board of directors elects our executive officers annually. Our directors and executive officers as of April 3, 2018 are as follows:

Name	Age	Position
Marco Alfonsi	57	CEO, Director, interim Secretary and CFO
Carl Dilley	63	Director
David Posel	39	Chief Operating Officer (COO)

Marco Alfonsi, CEO and director and interim CFO and Secretary, has been a financial service professional for the past 20 years. Mr. Alfonsi was appointed director and CEO of the Company in or around January, 2015. Immediately prior to that, he spent eight years serving as the CEO of Prosperity Systems, Inc.

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

David Posel, COO, started his earliest years as a metallurgical engineer at AGCO Metalex, a large precious metals refinery in Washington State. The son of a Ph.D. chemist, Boeing engineer and mathematics major, he quickly went on to the Semiconductor manufacturing industry for nearly a decade as a metallic silicon coatings engineer, leaving to attend ASU West in Arizona. With an engineering and metallurgical chemistry background, Mr. Posel switched gears to Organic agricultural production for an additional eight years. Mr. Posel was farm director and chief environmental scientist for what was once the oldest Organic farm in the state of Colorado before moving into the more advanced world of CBD, hemp production and custom product development.

Mr. Posel has spent years earning the respect of CBD market leaders and forming solid business relationships both in the US and abroad. His legacy began by making the first CBD infused consumer product offered in the US with 99% isolate, 'CrystalPure CBD' which is now sold under our brand. As COO of Canbiola, Mr. Posel continues to engage market leaders and takes the lead in producing multiple first-to-market products for the CBD industry, and pushes product boundaries to expand hemp product lines across the board. Mr. Posel was appointed as COO of the Company on or around February 7, 2018.

Board Committees

We have not yet established an audit committee, compensation committee, or nominating committee. During 2017, the functions ordinarily handled by these committees were handled by our entire Board.

Family Relationships

There are no familial relationships between any of our officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

The Company is not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At this time, Mr. Dilley is an “independent director” as that term is defined under the rules of the NASDAQ Capital Market.

Code of Ethics

We have not adopted a Code of Ethics that applies to all of our employees and officers, and the members of our Board of Directors due to the financial constraints of doing so.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2017, the Reporting Persons met all applicable Section 16(a) filing requirements.

Item 11.

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2017.

Executive Summary Compensation Table
Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Marco Alfonsi(1)	2016	$ 72,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 72,000
CEO and Director	2017	$ 84,000	$ 0	$ 63,902	$ 0	$ 0	$ 0	$ 0	$ 147,902

(1) Pursuant to an employment agreement entered on or around May 14, 2015, Marco Alfonsi was entitled to receive compensation of $6,000 per month through September 31, 2017 when the contract expired. On or around October 3, 2017, the Company entered into a new employment agreement with Mr. Alfonsi whereby he is entitled to receive $10,000 per month for a period of three years. Mr. Alfonsi also received one share of Class A Preferred Stock upon his execution of the new agreement. In addition, on or around October 4, 2017, the Company authorized the issuance of an additional two shares of Class A Preferred Stock to Mr. Alfonsi in consideration for cancellation of approximately $120,000 of deferred income owed to Mr. Alfonsi.

We do not have an equity incentive plan and no named executive officer has unexercised outstanding equity awards.

The table below summarizes all compensation awarded to, earned by, or paid to our non-interested directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2017.

Non-Interested Director Summary Compensation Table
Name and principal position	Year	Fees Earned or Paid in Cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Carl Dilley	2016	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Director	2017	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of April 3, 2018, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The Company’s principal office is the business address for each of the named shareholders.

There are 233,122,323 shares of common stock outstanding as of April 3, 2018, and 12 shares of Series A preferred stock issued and outstanding, which in aggregate are convertible into 120,000,000 shares of common stock at any time and represent 240,000,000 votes. There are a total of approximately 473,122,323 votes eligible to be cast in any Company vote as of April 3, 2018.

On December 5, 2017, the Company issued 157,985 shares of CANB Series B Preferred Stock to RedDiamond Partners LLC (“RedDiamond”) pursuant to a Securities Purchase Agreement (the “SPA”) dated October 13, 2017, in exchange for proceeds of $150,000, or $0.95 per CANB Series B Preferred share.

Each share of Series B Preferred Stock has the first preference to dividends, distributions and payments upon liquidation, dissolution and winding-up of the Company, and is entitled to an accrued cumulative but not compounding dividend at the rate of 5% per annum whether or not declared. After six months of the issuance date, such share and any accrued but unpaid dividends can be converted into common stock at the conversion price which is the lower of (i) $0.0101; or (ii) the lower of the dollar volume weighted average price of CANB common stock on the trading day prior to the conversion day or the dollar volume weighted average price of CANB common stock on the conversion day. The share of Series B Preferred Stock has no voting rights.

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

Except as otherwise indicated and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. Unless stated otherwise, the business address for these shareholders is 960 South Broadway, Suite 120, Hicksville NY 11801.

Name	Title	Number of Common Shares	% of Common Shares	Number of Series A Preferred Shares	% of Series A Preferred Shares	% of Eligible Votes	Number of Warrants currently exercisable or exercisable in the next 60 days
Marco Alfonsi[1]	CEO, Director	30,440,000	13.07%	8	67%	40.27%	0
Carl Dilley[2]	Director	4,085,034	1.75%	0	0%	0.01%	0
Andrew Holtmeyer	Vice President	0	0.00%	3	25%	12.68%	0
David Posel	CTO	0	0.00%	1	8%	4.23%	0
All officers and directors as a group [2 persons]		34,525,034	20.55%	12	100%	57.19%	0

(1) As of April 3, 2018, Marco Alfonsi owns approximately 30,440,000 shares of common stock and 8 shares of Series A preferred stock, which are convertible into 80,000,000 shares and equal 160,000,000 votes. Prior to October 29, 2015, Mr. Alfonsi owned 81,000,000 shares of the Company’s common stock, at which time it was agreed that he would retire 50,000,000 shares of common stock for 5 shares of Series A Preferred Stock. In addition to the listed shares, four members of Mr. Alfonsi’s family hold an aggregate of 10,000,000 shares of common stock, which shares have not been included in the above calculations.

(2) Carl Dilley holds 4,085,034 shares in his individual name. In addition, entities in which Mr. Dilley holds a minority interest own shares in the Company—1,000 shares are held by Endurance Exploration Group and 1,000 shares are held by Spartan Securities Group, Ltd.

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting stock, excluding our directors and our executive officers

Name	Number of Common Shares	% of Common Shares	Number of Series B Preferred Shares	% of Series B Preferred Shares	% of Eligible Votes	Number of Warrants currently exercisable or exercisable in the next 60 days
McKenzie Webster Limited[1]	77,003,685	33.07%	0	0%	16.28%	0
RedDiamond Partners LLC [2]	0	0.00%	332,721	100%	0.00%	0

(1)

McKenzie Webster Limited is controlled by the Company’s former director and CFO, Rolv Heggenhougen. The business address for this shareholder is 445 NE 12th Ave., Fort Lauderdale, Florida 33301.

(2)

RedDiamond Partners LLC is controlled by John DeNobile, a non-affiliate of the Company. Each share of Series B Preferred Stock can be converted into common stock at the conversion price which is the lower of (i) $0.0101; or (ii) the lower of the dollar volume weighted average price of CANB common stock on the trading day prior to the conversion day or the dollar volume weighted average price of CANB common stock on the conversion day. The shares of Series B Preferred Stock have no voting rights. The business address for this shareholder is 156 W Saddle River Rd, Saddle River, NJ 07458.

The above tables are based upon information derived from our stock records. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Item 13.

Certain Relationships and Related Party Transactions

Except as described herein (or within the section entitled Executive Compensation of this prospectus), none of the following parties (each a “Related Party”) has, in our fiscal years ended 2016 and 2017, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of CANB. As of December 31, 2017, CANB had an account receivable from PAG of $2,240. For the year ended December 31, 2017, CANB had revenues from PAG of $1,050.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a Company director, is both a customer and vendor of CANB. As of December 31, 2017, CANB had an account receivable from IST of $3,035 and an account payable to IST of $3,035. For the year ended December 31, 2017, CANB had revenues from IST of $6,000.

Stock Market Manager, Inc. is also an entity controlled by Mr. Dilley. For the year ended December 31, 2017, CANB had an account payable to Stock Market Manager Inc. of $1,676.

On or around October 3, 2018, the Company entered into an employment agreement with its CEO, Marco Alfonsi for a three-year term at a salary of $10,000 per month. Mr. Alfonsi was also issued one share of Class A Preferred Stock upon execution of the Agreement.

In order to facilitate its operations, the Company has entered into a Production Agreement with Pure Health Products, LLC (“PHP”), a New York limited liability company. Pursuant to the Production Agreement, PHP will manufacture, package, and sell the Company’s CBD infused products on an exclusive basis. PHP will not produce or manufacture any product containing any cannabis or hemp derivative for any person or entity other than the Company, and the Company controls the ingredients, recipe, manufacturing processes and procedures and quality and taste parameters for all Products produced at the PHP facility. PHP may also white label / rebrand or relabel the products on the Company’s behalf pursuant to “white label agreements” entered into between the Company and third-party customers. Credit card sales are processed through PHP as well. Through its contractual relationship with PHP, the Company is able to control the manufacturing process of its products while reducing its production costs. In addition, the Company has the option to acquire certain assets of PHP should it elect to take over direct manufacture of its Products. For the year ended December 31, 2017, purchase of CBD infused products from PHP totaled $19,095.

At December 31, 2017, we have a note receivable from PHP in the amount of $75,000. PHP is controlled by Pasquale Ferro. At December 31, 2017, we are indebted to Mr. Ferro and his wife Rosemary Ferro in the amount of $93,500.

During 2017 we had products sales to related parties totaling  $331.

Item 14.

Principal Accounting Fees and Services

The following table sets forth fees billed to us by BMKR, LLP, our independent registered public accounting firm, during the fiscal years ended December 31, 2017 and December 31, 2016 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2017	December 31, 2016
Audit Fees	$ 31,700	$ 24,000
Audited Related Fees	$ -	$ -
Tax Fees	$ -	$ -
All Other Fees	$ -	$ -

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

2.1 3.1	Share Exchange Agreement with Prosperity* Articles of Incorporation, as amended*
3.2	Bylaws*
10.1	Services Agreement with Romuald Stone
10.2	Amended Promissory Note with Jeff Franz
10.3	Agreement with RedDiamond Partners LLC
10.4	Amended Agreement with RedDiamond Partners LLC
10.5	Agreement with Pure Health Products, LLC
10.6	Service Agreement with David Posel
10.7	Service Agreement with Andrew Holtmeyer
10.8	Executive Services Agreement with Marco Alfonsi
10.9	Consulting Agreement with Christy Davies
10.10	Consulting Agreement with Dr. Channing Coe
10.11	Consulting Agreement with Dr. John Salerno
10.12	Consulting Agreement with Fratellone Associates LLP
10.13	Consulting Agreement with Robert Kornfield
10.14	Advisor Agreement with Dr. Smita Ohri
31.1	Chief Executive and Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canbiola, Inc.

Date: April 6, 2018	By:	/s/ Marco Alfonsi
	Name:	Marco Alfonsi
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Marco Alfonsi	Director	April 6, 2018
Marco Alfonsi

/s/ Carl Dilley	Director	April 6, 2018
Carl Dilley

CANBIOLA, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Canbiola Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Canbiola Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the (two year) period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31,2017 and 2016, and the results of its operations and its cash flows for each of the years in the (two year) period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of ($2,139,719) during the year ended December 31, 2017, and as of that date, had a and deficit net worth of ($1,729,897). The Company is in arrears on accounts with certain vendor creditors which, among other things, cause the balances to become due on demand.  The Company is not aware of any alternate sources of capital to meet such demands, if made.

As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to that matter.

BMKR LLP

BMKR, LLP

We have served as the Company's auditor since 2015.

Hauppauge, NY  11788

April 3, 2018

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

Canbiola, Inc. and Subsidiary
Consolidated Balance Sheets
	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$ 1,652	$ 30,193
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	6,075	13,742
Inventory	9,834	-
Note receivable - current	75,000	-
Prepaid expenses	64,911	2,500
Total current assets	157,472	46,435

Property and equipment, at cost less accumulated
depreciation of $20,248 and $17,021, respectively	11,148	14,375

Other assets:
Security Deposit	11,687	11,687
Note receivable - noncurrent	39,000	39,000
Intangible assets, net of accumulated amortization
of $60,428 and $34,947, respectively	-	25,481
Total other assets	50,687	76,168

Total assets	$ 219,307	$ 136,978

Liabilities and Stockholders' Deficiency
Current liabilities:
Notes and loans payable	$ 193,504	$ 58,315
Derivative Liability	1,451,137	352,688
Accounts payable	143,274	54,714
Accrued officers compensation	98,750	134,750
Other accrued expenses payable	62,539	51,099
Total current liabilities and total liabilities	1,949,204	651,566
Commitments and contingencies (Notes 12 and 13)

Stockholders' deficiency:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value:
authorized 20 shares, issued and outstanding
8 and 10 shares, respectively	243,537	103,664
Series B Preferred stock, $0.001 par value:
authorized 500,000 shares, issued and outstanding
157,985 and 0 shares, respectively	150	-
Common stock, no par value; authorized
750,000,000 shares, issued and outstanding
225,572,323 and 146,008,250
shares, respectively	12,524,042	11,889,505
Additional Paid-in capital	149,850	-
Accumulated deficit	(14,647,476)	(12,507,757)
Total stockholders' deficiency	(1,729,897)	(514,588)

Total liabilities and stockholders' deficiency	$ 219,307	$ 136,978
See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2017 and 2016
	2017	2016
Revenues
Product Sales	$ 79,030	$ -
Service Revenue	43,716	95,145
Total Revenues	122,746	95,145
Operating costs and expenses:
Cost of product sales	44,466	-
Officers and directors compensation (including stock- based compensation of $63,902 and $0 respectively)	154,406	180,448
Consulting fees (including stock-based compensation of $167,688 and $30,000 respectively)	284,741	99,913
Advertising expense	28,322	11,901
Hosting expense	21,963	32,182
Rent expense	65,060	65,060
Professional fees	95,546	47,207
Depreciation of property and equipment	3,227	3,267
Amortization of intangible assets	3,972	3,974
Other	133,829	62,741

Total operating expenses	835,532	506,693

Loss from operations	(712,786)	(411,548)

Other income (expense):
Cancellation of Debt	10,589	-
Loss on debt conversion	(32,383)	-
Loss on stock issuance	(191,553)	-
Impairment of intangible assets	(21,507)	-
Interest income	2,842	1,170
Income (expense) from derivative liability	(915,700)	(198,438)
Interest expense (including amortization of debt discounts of $250,188 and $50,315, respectively)	(279,221)	(56,234)

Other income (expense) - net	(1,426,933)	(253,502)

Loss before provision for income taxes	(2,139,719)	(665,050)

Provision for income taxes	-	-

Net loss and comprehensive loss	$ (2,139,719)	$ (665,050)

Net loss per common share - basic and diluted	$ (.00)	$ (.00)

Weighted average common shares outstanding –
Basic	165,230,550	145,677,036
Diluted	256,295,851	235,121,480

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Stockholders' Deficiency
Years Ended December 31, 2016 and 2017

	Preferred Stock A		Preferred Stock B
	, no par value		, $0.001 par value		Common Stock, no par value		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2015	10	$103,664	-	-	145,363,750	$11,842,331		($11,842,707)	$103,288

Issuance of common stock on
January 2, 2016 for services rendered	-	-	-	-	104,500	12,864		-	12,864

Issuance of common stock on March 9,
2016 for services rendered	-	-	-	-	140,000	8,693		-	8,693

Issuance of common stock on October 6,
2016 for services rendered	-	-	-	-	400,000	25,617		-	25,617

Net loss	-	-	-	-	-	-	-	(665,050)	(665,050)

Balance, December 31, 2016	10	$103,664	-	-	146,008,250	$11,889,505	$ -	($12,507,757)	($514,588)

Issuance of common stock on February
2, 2017 for services rendered					200,000	11,000			11,000

Issuance of common stock on February
13, 2017 in satisfaction of debt and
accrued interest					1,685,900	67,436			67,436

Issuance of common stock on March 22,
2017 in satisfaction of debt and
accrued interest					6,785,316	154,027			154,027

Issuance of common stock on April 17,
2017 for services rendered					5,000,000	125,000			125,000

Issuance of common stock on June 21,
2017 for services rendered					250,000	5,975			5,975

Issuance of common stock on June 28,
2017 for services rendered			250,000	5,000	5,000

Issuance of common stock on August
25, 2017 in satisfaction of debt and
accrued interest			7,142,857	107,142	107,142

Issuance of common stock on August
25, 2017 for services rendered			250,000	3,750	3,750

Issuance of common stock on
September 5, 2017 for services
rendered			250,000	4,375	4,375

Issuance of common stock on
September 7, 2017 for services
rendered			2,500,000	32,750	32,750

Issuance of common stock on
September 11, 2017 for services
rendered			500,000	6,700	6,700

Issuance of common stock on
September 25, 2017 for services
rendered			250,000	2,525	2,525

Issuance of Series A Preferred Stock on
October 4, 2017 in satisfaction of
accrued officer compensation	3	191,705			191,705

Sale of Series B Preferred Stock on
October 13, 2017 at $0.95 per share			157,985	150			149,850		150,000

Issuance of common stock on November
2, 2017 for services rendered					250,000	1,725			1,725

Issuance of common stock on November
9, 2017 for services rendered					2,500,000	21,250			21,250

Issuance of common stock and
retirement of Series A preferred stock
on November 30, 2017	(5)	(51,832)			50,000,000	51,832			-

Issuance of common stock on December
5, 2017 for services rendered					500,000	6,000			6,000

Issuance of common stock on December
7, 2017 for services rendered					250,000	4,500			4,500

Issuance of common stock on December
18, 2017 for services rendered					500,000	9,050			9,050

Issuance of common stock on December
25, 2017 for services rendered					500,000	14,500			14,500

Net loss	-	-	-	-	-	-		(2,139,719)	(2,139,719)

Balance, December 31, 2017	8	$243,537	157,985	$150	225,572,323	$$12,524,042	$ 149,850	($14,647,476)	($1,729,897)

Canbiola, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2017	2016
Operating Activities:
Net loss	$ (2,139,719)	$ (665,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of prepaid stock-based consulting fees	231,590	30,000
Loss on stock issuance	191,553	-
Loss on debt conversion	32,383	-
Impairment of intangible assets	21,507	-
Expense from derivative liability	915,700	198,438
Depreciation of property and equipment	3,227	3,267
Amortization of intangible assets	3,972	3,974
Amortization of debt discounts	250,188	50,315
Bad debt expense	16,840	31,666
Changes in operating assets and liabilities:
Accounts receivable	(9,173)	(20,935)
Inventory	(9,834)	-
Prepaid expenses	2,500	7,171
Accounts payable	88,566	64,469
Accrued officers compensation	91,803	134,750
Other accrued expenses payable	22,606	19,505

Net cash used in operating activities	(286,291)	(142,430)

Investing Activities:
Note receivable - current	(75,000)	-

Net cash used in investing activities	(75,000)	-

Financing Activities:
Proceeds received from notes and loans payable	182,750	154,250
Proceeds from sale of Series B preferred stock	150,000	-

Net cash provided by financing activities	332,750	154,250

Increase (decrease) in cash and cash equivalents	(28,541)	11,820

Cash and cash equivalents, beginning of period	30,193	18,373

Cash and cash equivalents, end of period	$ 1,652	$ 30,193

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	$ 115,000	$ -

Issuance of Series A preferred stock in satisfaction
of officers compensation	$ 127,803	$ -

Issuance of common stock in satisfaction
of accrued interest	$ 11,168	$ -

Issuance of common stock in satisfaction
of account payable	$ -	$ 47,174

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

NOTE 1 – Organization and Description of Business

Canbiola, Inc. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005.  Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008.  On May 15, 2017, WRAP changed its name to Canbiola, Inc. (the “Company” or “CANB” or “Canbiola”). The Company operates several divisions, including document management and email marketing platforms and a division specializing in the sale of products containing CBD. The Company used to operate its document and information platform from its wholly owned subsidiary, Prosperity Systems, Inc; however, after the acquisition of Prosperity, the Company transferred Prosperity’s operations to WRAP and is presently in the process of dissolving Prosperity. For the periods presented, the assets, liabilities, revenues, and expenses are those of CANB. Prosperity had no activity for the periods presented.

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

CANB expects to concentrate its future business activities on the sale of Cannabidiol based.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of December 31, 2017, the Company had cash and cash equivalents of $1,652 and a working capital deficit of $1,791,732. For the years ended December 31, 2017 and 2016, the Company had net losses of $2,139,719 and $665,050, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of CANB and its wholly owned subsidiary Prosperity from the date of its acquisition on January 5, 2015. All intercompany balances and transactions have been eliminated in consolidation.

The Company considers Pure Health products to be a variable interest entity as prescribed under Accounting guidelines. Due to the fact that the company is not dependent on Pure Health Products solely for manufacture, no consolidation of Pure Heath Products financial information is required.

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

(c)  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, notes and loans payable, accounts payable, and accrued expenses payable. Except for the noncurrent note receivable, the fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments. Based on comparable instruments with similar terms, the fair value of the noncurrent note receivable approximates its carrying value.

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

(e)  Inventory

All inventories are finished goods, and stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method.

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

(h)  Goodwill and Intangible Assets with Indefinite Lives

The Company does not amortize goodwill and intangible assets with indefinite useful lives, but instead tests for impairment at least annually.  When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value.  If the estimated fair value of the reporting unit is determined to be less than its carrying value, goodwill is reduced, and an impairment loss is recorded.

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

(j)  Revenue Recognition

The Company recognizes service revenue over agreed periods of services delivered to customers and recognizes product sales upon shipment of the ordered products to customers, provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

(k) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC718”) and ASC 505-50, “Equity – Based Payments to Non-Employees.”

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

(l)  Advertising

Advertising costs are expensed as incurred and amounted to $28,322 and $11,901 for the years ended December 31, 2017 and 2016, respectively.

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

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the periods presented, the diluted net loss per share calculation excluded the effect of Series B preferred stocks and stock options outstanding (see Notes 7, 8 and 10).

(p)  Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. These include:

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) which establishes revenue recognition standards. ASU 2014-19 is effective for annual reporting periods beginning after December 15, 2017. The update establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern including related disclosures.

In 2016, the FASB issued ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees will be required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018.

The impact on the Company's financial statements has not yet been determined.

(q) Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company's previously reported net income.

NOTE 4 – Notes Receivable

Notes receivable consist of:
	December 31, 2017	December 31, 2016
Secured Promissory note dated October 17, 2017 due from Pure Health Products, LLC (“PHP”), interest at 12% per annum, due October 17, 2018, secured by assets of PHP	$ 75,000	$ -

Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	39,000	39,000

Total	114,000	39,000

Current portion of notes receivable	(75,000)	-
Noncurrent portion of notes receivable	$ 39,000	$ 39,000

Pursuant to an option Agreement dated November 10, 2017, the Company has an option expiring November 10, 2027 to purchase certain specified assets of Pure Health for $75,000, payable via cancellation of Pure Health’s obligations under the Secured Promissory Note or in cash or cash equivalent.

Stock Market Manager, Inc is affiliated with Carl Dilley, a Company director.

NOTE 5 – Property and Equipment, Net

Property and Equipment, net, consist of:

	December 31,
	2017	2016

Furniture & Fixtures	$ 19,018	$ 19,018

Office Equipment	12,378	12,378

Total	31,396	31,396

Accumulated amortization	(20,248)	(17,021)

Net	$ 11,148	$ 14,375

NOTE 6 – Intangible Assets, Net

Intangible assets, net, consist of:

	December 31,
	2017	2016

Video conferencing software acquired
by Prosperity in December 2009	$ 30,000	$ 30,000

Enterprise and audit software acquired
by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Other	3,548	3,548

Total	60,428	60,428

Accumulated amortization and Impairment	(60,428)	(34,947)

Net	$ 0	$ 25,481

The above intangible assets relate to the document management and email marketing divisions. At December 31, 2017, we do not expect any future positive cash flow from these divisions. Accordingly, we have recorded an impairment expense of $21,509 at December 31, 2017 and reduced the net carrying value of these intangible assets to $0.

NOTE 7 – Notes and Loans Payable

Notes and loans payable consist of:
	December 31, 2017	December 31, 2016
Convertible note payable to lender dated February 1, 2016 (as amended December 21, 2016), interest at 12% per annum, due February 1, 2017, convertible into Common Stock at a Conversion Price equal to the Lesser of (i) $0.01 per share or (ii) 50% of the lowest Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date –fully converted at February 13, 2017	$ -	$ 3,571

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 15, 2017, interest at rates ranging from 12% to 14.99% per annum, due from April 6, 2017 to May 15, 2018, partially converted at March 22, 2017 and the remaining notes convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $1,815 and $34,411, respectively	36,685	39,839

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, interest at 12% per annum, due February 1, 2017 and May 20, 2017, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $58,095, respectively	65,000	6,905

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 2, 2017 to October 13, 2017, interest at 12% per annum, due from September 16, 2017 to May 7, 2018, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $19,613 and $0, respectively	73,887	-

Convertible note payable to lender dated August 8, 2017 interest at 12% per annum, due August 8, 2018, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $15,068 and $0, respectively	9,932	-

Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Loan payable to Mckenzie Webster Limited (“MWL”), an entity controlled by the former Chairman of the Board of Directors of the Company, non-interest bearing, due on demand	3,000	3,000
Total	$ 193,504	$ 58,315

The derivative liability of the convertible notes payable consists of:

	December 31, 2017		December 31, 2016
	Face Value	Derivative Liability	Face Value	Derivative Liability

Convertible note payable to lender dated February 1, 2016 (as amended December 21, 2016), due February 1, 2017	$ -	$ -	$ 15,000	$ 31,429

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 15, 2017, due from April 6, 2017 to May 15, 2018	$ 38,500	$ 248,597	$ 74,250	$ 171,841

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, due February 1, 2017 and May 20, 2017	$ 65,000	$ 418,889	$ 65,000	$ 149,418

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 2, 2017 to October 13, 2017, due from September 16, 2017 to May 7, 2018	$ 93,500	$ 611,886	$ -	$ -

Convertible notes payable to lender dated August 8, 2017, due August 8, 2018	$ 25,000	$ 171,765	$ -	$ -

Totals	$ 222,000	$ 1,451,137	$ 154,250	$ 352,688

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates (or amendment dates) of the notes ($445,112 and $629,828 total for the year ended December 31, 2017 and 2016) and charged the applicable amounts to debt discounts ($182,750 and $154,250 total for the year ended December 31, 2017 and 2016) and the remainder to other expense ($262,362 and $475,578 total for the year ended December 31, 2017 and 2016). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates (or amendment dates) of the notes to the measurement date ($926,819 total increase and $277,140 total decrease for the year ended December 31, 2017 and 2016) are charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at December 31, 2017 include (1) stock price of $0.0335 per share, (2) exercise price of $0.0045 per share, (3) terms ranging from 0 days to 220 days, (4) expected volatility of 287% and (5) risk free interest rates ranging from 0.00% to 1.58%. Assumptions used for the calculations of the derivative liability of the notes at December 31, 2016 include (1) stock price of $0.029 per share, (2) exercise price of $0.01 per share, (3) terms ranging from 32 days to 242 days, (4) expected volatility of 243% and (5) risk free interest rates ranging from 0.46% to 0.65%.

NOTE 8 – Preferred Stock

The Company issued a total of 10 shares of CANB Series A Preferred Stock (5 shares to Mckenzie Webster Limited  and 5 shares to Marco Alfonsi) in exchange for the retirement of a total of 100,000,000 shares of CANB common stock (50,000,000 shares from Mckenzie Webster Limited and 50,000,000 shares from Marco Alfonsi).

On October 4, 2017, the Company issued 3 shares of CANB Series A Preferred Stock to Alfonsi: 2 shares were the consideration for Alfonsi’s cancellation of accrued salaries payable of $127,803 owed to Alfonsi and 1 share (valued at $63,902) was issued pursuant to the new employment agreement with Alfonsi.

On November 30, 2017, MWL converted its 5 shares of CANB Series A Preferred Stock to 50,000,000 shares of CANB common stock.

Each share of Series A Preferred Stock is convertible into 10,000,000 shares of CANB common stock and is entitled to 20,000,000 votes.

On December 5, 2017, the Company issued 157,985 shares of CANB Series B Preferred Stock to RedDiamond Partners LLC (“RedDiamond”) pursuant to a Securities Purchase Agreement (the “SPA”) dated October 13, 2017, in exchange for proceeds of $150,000, or $0.95 per CANB Series B Preferred share.

Each share of Series B Preferred Stock has the first preference to dividends, distributions and payments upon liquidation, dissolution and winding-up of the Company, and is entitled to an accrued cumulative but not compounding dividend at the rate of 5% per annum whether or not declared. After six months of the issuance date, such share and any accrued but unpaid dividends can be converted into common stock at the conversion price which is the lower of (i) $0.0101; or (ii) the lower of the dollar volume weighted average price of CANB common stock on the trading day prior to the conversion day or the dollar volume weighted average price of CANB common stock on the conversion day. The share of Series B Preferred Stock has no voting rights.

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

On April 17, 2017, the Company issued 5,000,000 shares of CANB common stock to a consultant for services rendered. The $125,000 fair value of the 5,000,000 shares of CANB common stock was charged to consulting fees in the three months ended June 30, 2017.

On June 21, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $5,975 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended June 30, 2017.

On June 28, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $5,000 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended June 30, 2017.

On August 25, 2017, the Company issued 7,142,857 shares of CANB common stock to a lender in satisfaction of notes payable of $50,000 and accrued interest payable of $3,331.

On August 25, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $3,750 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2017.

On September 5, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $4,375 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2017.

On September 7, 2017, the Company issued 2,500,000 shares of CANB common stock to a consultant for services rendered. The $32,750 fair value of the 2,500,000 shares of CANB common stock was charged to consulting fees in the three months ended September 30, 2017.

On September 11, 2017, the Company issued 250,000 and 250,000 shares of CANB common stock to two consultants for services rendered, respectively. The $3,350 fair value of each 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2017.

On September 25, 2017, the Company issued 2,500,000 shares of CANB common stock to a consultant for services rendered. The $2,525 fair value of the 2,500,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2017.

On November 2, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $1,725 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended December 31, 2017.

On November 9, 2017, the Company issued 2,500,000 shares of CANB common stock to a consultant for services rendered. The $21,250 fair value of the 2,500,000 shares of CANB common stock was partially charged to consulting fees in the three months ended December 31, 2017.

On November 30, 2017, the Company issued 50,000,000 shares of CANB common stock to Mckenzie Webster Limited in exchange for the retirement of 5 shares of CANB Series A Preferred Stock.

On December 5, 2017, the Company issued 250,000 and 250,000 shares of CANB common stock to two consultants for services rendered, respectively. The $3,000 fair value of each 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended December 31, 2017.

On December 7, 2017, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $4,500 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended December 31, 2017.

On December 18, 2017, the Company issued 500,000 shares of CANB common stock to a consultant for services rendered. The $9,050 fair value of the 500,000 shares of CANB common stock was partially charged to consulting fees in the three months ended December 31, 2017.

On December 25, 2017, the Company issued 250,000 and 250,000 shares of CANB common stock to two consultants for services rendered, respectively. The $7,250 fair value of each 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended December 31, 2017.

NOTE 10 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2015	200,000	307,500	507,500
Granted in 2016	-	-	-
Expired in 2016	(150,000)	(60,000)	(210,000)

Balance, December 31, 2016	50,000	247,500	297,500
Granted in 1Q, 2Q and 3Q 2017	-	-	-
Cancelled in 1Q, 2Q and 3Q 2017	-	-	-

Balance, December 31, 2017	50,000	247,500	297,500

Issued and outstanding stock options as of December 31, 2017 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2009	50,000	$ 1.00	2019

Total	50,000

Issued and outstanding warrants as of December 31, 2017 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2010	247,500	$ 1.00	2020

Total	247,500

NOTE 11 – Income Taxes

No provisions for income taxes were recorded for the periods presented since the Company incurred net losses in those periods.

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 35% to pretax income (loss) as follows:

	Year Ended December 31,
	2017	2016

Expected income tax (benefit) at 35%	$ (748,902)	$ (232,768)

Non-deductible stock-based compensation	81,057	10,500

Non-deductible amortization of debt discounts	87,566	17,610

Non-deductible loss on debt conversion	11,334	-

Non-deductible loss on stock issuance	67,043	-

Non-deductible impairment of intangible assets	7,527	-

Non-deductible expense from derivative liability	320,495	69,453

Increase in deferred income tax assets
valuation allowance	173,879	135,205

Provision for (benefit from) income taxes	$ -	$ -

Deferred income tax assets consist of:

	December 31,
	2017	2016

Net operating loss carryforward	1,394,358	1,220,479

Valuation allowance	(1,394,358)	(1,220,479)

Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,394,358 attributable to the future utilization of the $3,973,302 net operating loss carryforward as of December 31, 2017 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at December 31, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036 and 2037 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $386,297 and $496,798 respectively.

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

NOTE 12 – Commitments and Contingencies

Employment Agreements

On October 3, 2017, the Company executed an Executive Employment Agreement with Marco Alfonsi (“Alfonsi”) for Alfonsi to serve as the Company's chief executive officer and interim chief financial officer and secretary for cash compensation of $10,000 per month. Pursuant to the agreement, the Company issued a share of CANB Series A Preferred Stock to Alfonsi on October 4, 2017 (see Note 8). Alfonsi may terminate his employment upon 30 days written notice to the Company. The Company may terminate Alfonsi's employment upon written notice to Alfonsi by a vote of the Board of Directors.

On August 17, 2015, the Company executed an Employment Agreement with Romuald Stone (“Stone”) for Stone to serve as the Company's Chief Technology Officer for cash compensation of $12,500 per month. Effective August 17, 2016, the agreement terminated.

Consulting Agreements

On July 29, 2017, the Company executed a Consulting Agreement with Andrew W Holtmeyer for Mr. Holtmeyer to serve as the Company's consultant for monthly cash payment of $5,000 through July 29, 2018. Effective February 16, 2018, the Company terminated the agreement due to the replacement of an Executive Service Agreement.

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

On November 9, 2017, the Company executed a Consulting Agreement with Healthcare Advisory Group Company (“Healthcare”) for Healthcare to serve as the Company's consultant for stock compensation of a total of 5,000,000 restricted shares. Pursuant to the agreement, the Company issued 2,500,000 restricted shares of CANB common stock to Healthcare on November 9, 2017. Effective March 6, 2018, the Company terminated the agreement due to non-performance by Healthcare.

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

Rent expense for the years ended December 31, 2017 and 2016 was $65,060 and $65,060, respectively.

At December 31, 2017, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2018

    27,900

Total

 $ 27,900

Major Customers

For the year ended December 31, 2017, three customers accounted for approximately 45%, 29% and 14%, respectively, of total service revenues.

For the year ended December 31, 2016, three customers accounted for approximately 36%, 30% and 11%, respectively, of total service revenues.

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

NOTE 13 – Related Party Transactions

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of CANB. For the year ended December 31, 2017, CANB had an account receivable from PAG of $2,240. For the year ended December 31, 2017, CANB had revenues from PAG of $1,050.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a Company director, is both a customer and vendor of CANB. As of December 31, 2017, CANB had an account receivable from IST of $3,035 and an account payable to IST of $3,035. For the year ended December 31, 2017, CANB had revenues from IST of $6,000.

Stock Market Manager, Inc. is also an entity controlled by Mr. Dilley. For the year ended December 31, 2017, CANB had an account payable to Stock Market Manager Inc. of $1,676.

In order to facilitate its operations, the Company has entered into a Production Agreement with Pure Health Products, LLC (“PHP”), a New York limited liability company. Pursuant to the Production Agreement, PHP will manufacture, package, and sell the Company’s CBD infused products on an exclusive basis. PHP will not produce or manufacture any product containing any cannabis or hemp derivative for any person or entity other than the Company, and the Company controls the ingredients, recipe, manufacturing processes and procedures and quality and taste parameters for all Products produced at the PHP facility. PHP may also white label / rebrand or relabel the products on the Company’s behalf pursuant to “white label agreements” entered into between the Company and third-party customers. Credit card sales are processed through PHP as well. Through its contractual relationship with PHP, the Company is able to control the manufacturing process of its products while reducing its production costs. In addition, the Company has the option to acquire certain assets of PHP should it elect to take over direct manufacture of its Products. For the year ended December 31, 2017, purchase of CBD infused products from PHP totaled $19,095.

At December 31, 2017, we have a note receivable from PHP in the amount of $75,000. PHP is controlled by Pasquale Ferro. At December 31, 2017, we are indebted to Mr. Ferro and his wife Rosemary Ferro in the amount of $93,500.

The Company considers Pure Health products to be a variable interest entity as prescribed under Accounting guidelines. Due to the fact that the company is not dependent on Pure Health Products solely for manufacture, no consolidation of Pure Heath Products financial information is required.

During 2017 we had products sales to related parties totaling $331.

NOTE 14 – Subsequent Events

On January 8, 2018, the Company issued a $10,000 Convertible Promissory Note to a lender for loan proceeds of $10,000. The note bears interest at a rate of 12% per annum, is due on July 8, 2018, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date.

On January 9, 2018, the Company amended a Securities Purchase Agreement (the “SPA”) with RedDiamond Partners LLC (“RedDiamond”). Pursuant to the amended Agreement, RedDiamond agreed to purchase additional aggregate of $249,000 of Series B Preferred Shares (“Preferred Shares”), at $0.95 per share, for an aggregate of 262,104 Preferred Shares. The SPA provides for the purchase to be conducted through three equal tranches of $83,000 or 87,368 Preferred Shares per tranche. On January 22, 2018, the Company received $83,000 from RedDiamond. Additional two closings are to be conducted on each monthly anniversary following the date of the First Closing (“Additional Closings”) until RedDiamond has purchased an aggregate of 262,104 Preferred Shares for $249,000. The Series B Preferred Shares (designated on November 15, 2017) have no voting rights, are entitled to dividends at a rate of 5% per annum and are convertible into shares of common stock at a Conversion Price (as defined in the SPA), subject to a $20,000 maximum per Monthly Conversion Period.

On February 1, 2018, the Company issued a Promissory Note of $15,000 to a lender for loan proceeds of $15,000. The note bears interest at a rate of 12.99% per annum, are due on February 1, 2021.

On February 7, 2018, the Company issued 150,000 shares of CANB common stock to a consultant for services rendered. The $9,825 fair value of the 250,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended March 31, 2018.

On February 9, 2018, the Company issued 3,000,000 and 3,000,000 shares of CANB common stock to its two directors for services rendered, respectively. The $101,400 fair value of each 3,000,000 shares of CANB common stock will be charged to officer’s compensation in the three months ended March 31, 2018.

On February 12, 2018, the Company executed an Executive Service Agreement (“Agreement”) with David Posel. The Agreement provides that Mr. Posel services as the Company’s Chief Operating Officer for a term of 4 years. The Agreement also provides for compensation to Mr. Posel of $5,000 cash per month and the issuance of 1 share of Series A Preferred Stock at the inception of the Agreement. The Agreement can be terminated upon the resignation or death of Mr. Posel, and also can be terminated by the Company due to the failure or neglect of Mr. Posel to perform his duties, or due to the misconduct of Mr. Posel in connection with the performance. On February 12, 2018, 1 share of CANB Series A Preferred Stock were issued to Mr. Posel.

On February 13, 2018, the Company issued 150,000 shares of CANB common stock to a consultant for services rendered. The $5,085 fair value of the 150,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended March 31, 2018.

On February 14, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $8,500 fair value of the 250,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended March 31, 2018.

On February 16, 2018, the Company executed an Executive Service Agreement (“Agreement”) with Andrew W Holtmeyer. The Agreement provides that Mr. Holtmeyer services as the Company’s Executive Vice President Business for a term of 3 years. The Agreement also provides for compensation to Mr. Holtmeyer of $10,000 cash per month and the issuance of 3, 2 and 1 share of Series A Preferred Stock at the beginning of each year. The Agreement can be terminated upon the resignation or death of Mr. Holtmeyer, and also can be terminated by the Company due to the failure or neglect of Mr. Holtmeyer to perform his duties, or due to the misconduct of Mr. Holtmeyer in connection with the performance. On February 16, 2018, 3 shares of CANB Series A Preferred Stock were issued to Mr. Holtmeyer.

On February 19, 2018, the Company issued 150,000 shares of CANB common stock to a consultant for services rendered. The $5,280 fair value of the 150,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended March 31, 2018.

On February 26, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $11,375 fair value of the 250,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended March 31, 2018.

On March 1, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $10,900 fair value of the 250,000 shares of CANB common stock will be charged to consulting fees in the three months ended March 31, 2018.

On March 6, 2018, the Company terminated its consulting agreement with Healthcare Advisory Group due to the nonperformance.

On March 20, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $10,900 fair value of the 250,000 shares of CANB common stock will be charged to consulting fees in the three months ended March 31, 2018.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through April 3, 2018, the date on which these consolidated financial statements were available to be issued. Except as disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.