Form 10-Q
period 2018-03-31
Canbiola, Inc.
filed 2018-05-17
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☒
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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 16, 2018 was 237,108,710 shares.

CANBIOLA, INC.

FORM 10-Q

March 31, 2018

PART 1 - FINANCIAL INFORMATION

 Item 1.

Financial Statements.

Canbiola, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 54,117	$ 1,652
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	11,795	6,075
Inventory	8,662	9,834
Note receivable - current	75,000	75,000
Prepaid expenses - current	926,468	64,911
Total current assets	1,076,042	157,472

Property and equipment, at cost less accumulated
depreciation of $21,051 and $20,248, respectively	23,675	11,148

Other assets:
Security Deposit	11,687	11,687
Prepaid expenses - noncurrent	361,001
Note receivable - noncurrent	39,000	39,000
Total other assets	411,688	50,687

Total assets	$ 1,511,405	$ 219,307

Liabilities and Stockholders' Deficiency
Current liabilities:
Notes and loans payable	$ 236,968	$ 193,504
Derivative Liability	385,431	1,451,137
Accounts payable	91,000	143,274
Accrued officers compensation	151,250	98,750
Other accrued expenses payable	66,830	62,539
Total current liabilities and total liabilities	931,479	1,949,204
Commitments and contingencies (Notes 12 and 13)

Stockholders' deficiency:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value:
authorized 20 shares, issued and outstanding
12 and 8 shares, respectively	1,636,537	243,537
Series B Preferred stock, $0.001 par value:
authorized 500,000 shares, issued and outstanding
420,089 and 157,985 shares, respectively	399	150
Common stock, no par value; authorized
750,000,000 shares, issued and outstanding
233,122,323 and 225,572,323
shares, respectively	12,784,307	12,524,042
Additional Paid-in capital	398,601	149,850
Accumulated deficit	(14,239,918)	(14,647,476)
Total stockholders' deficiency	579,926	(1,729,897)

Total liabilities and stockholders' deficiency	$ 1,511,405	$ 219,307

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
Three Months Ended March 31,
	2018	2017
Revenues
Product Sales	$ 62,969	$ -
Service Revenue	6,800	17,972
Total Revenues	69,769	17,972
Operating costs and expenses:
Cost of product sales	44,587	-
Officers compensation	60,000	19,455
Consulting fees (including stock-based compensation of
$227,908 and $11,000 respectively)	275,908	16,700
Directors fees (including stock-based compensation of
$202,800 and $0 respectively)	202,800	-
Advertising expense	22,333	617
Hosting expense	3,668	2,441
Rent expense	16,265	16,265
Professional fees	13,383	15,978
Depreciation of property and equipment	803	807
Amortization of intangible assets	-	993
Other	64,713	21,744

Total operating expenses	704,460	95,000

Loss from operations	(634,691)	(77,028)

Other income (expense):
Interest income	2,512	293
Income (expense) from derivative liability	1,075,706	196,679
Interest expense (including amortization of debt
discounts of $28,464 and $87,730, respectively)	(35,969)	(95,844)

Other income (expense) - net	1,042,249	101,128

Income before provision for income taxes	407,558	24,100

Provision for income taxes	-	-

Net income and comprehensive income	$ 407,558	$ 24,100

Net income per common share - basic and diluted
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average common shares outstanding –
Basic	229,607,879	147,771,477
Diluted	365,602,196	257,569,559

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$ 407,558	$ 24,100
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation, net of prepaid stock-based consulting fees	430,708	11,000
Expense from derivative liability	(1,075,707)	(196,679)
Depreciation of property and equipment	803	807
Amortization of intangible assets	0	993
Amortization of debt discounts	28,464	87,730
Changes in operating assets and liabilities:
Accounts receivable	(5,720)	(2,936)
Inventory	1,172	-
Prepaid expenses	-	2,500
Accounts payable	(52,274)	(12,226)
Accrued officers compensation	52,500	18,000
Other accrued expenses payable	4,291	6,840

Net cash used in operating activities	(208,205)	(59,871)

Investing Activities:
Fixed assets additions	(13,330)	-

Net cash used in investing activities	(13,330)	-

Financing Activities:
Proceeds received from notes and loans payable	25,000	59,500
Proceeds from sale of Series B preferred stock	249,000	-

Net cash provided by financing activities	274,000	59,500

Increase (decrease) in cash and cash equivalents	52,465	(371)

Cash and cash equivalents, beginning of period	1,652	30,193

Cash and cash equivalents, end of period	$ 54,117	$ 29,822

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	$ -	$ 65,000

Issuance of Series A preferred stock in satisfaction
of directors fees	$ 202,800	$ -
Issuance of common stock in satisfaction
of accrued interest	$ -	$ 7,837

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2018 and 2017

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

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of March 31, 2018, the Company had cash and cash equivalents of $54,117 and a working capital surplus of $144,563. For the three months ended March 31, 2018 and 2017, the Company had net gain of $407,558 and $24,100, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(l)  Advertising

Advertising costs are expensed as incurred and amounted to $22,333 and $617 for three months ended March 31, 2018 and 2017, respectively.

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

NOTE 4 – Notes Receivable

Notes receivable consist of:
	March 31, 2018	December 31, 2017
Secured Promissory note dated October 17, 2017 due from Pure Health Products, LLC (“PHP”), interest at 12% per annum, due October 17, 2018, secured by assets of PHP	$ 75,000	$ -

Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	39,000	39,000

Total	114,000	39,000

Current portion of notes receivable	(75,000)	-

Noncurrent portion of notes receivable	$ 39,000	$ 39,000

Pursuant to an option Agreement dated November 10, 2017, the Company has an option expiring November 10, 2027 to purchase certain specified assets of Pure Health for $75,000, payable via cancellation of Pure Health’s obligations under the Secured Promissory Note or in cash or cash equivalent.

Stock Market Manager, Inc is affiliated with Carl Dilley, a Company director.

NOTE 5 – Property and Equipment, Net

Property and Equipment, net, consist of:

	March 31,	December 31,
	2018	2017

Furniture & Fixtures	$ 19,018	$ 19,018

Office Equipment	12,378	12,378

Manufacturing Equipment	13,330	-

Total	44,726	31,396

Accumulated amortization	(21,051)	(20,248)

Net	$ 23,675	$ 11,148

NOTE 6 – Intangible Assets, Net

Intangible assets, net, consist of:	March 31,	December 31,
	2018	2017

Video conferencing software acquired
by Prosperity in December 2009	$ 30,000	$ 30,000

Enterprise and audit software acquired
by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Other	3,548	3,548

Total	60,428	60,428

Accumulated amortization and Impairment	(60,428)	(60,428)

Net	$ 0	$ 0

The above intangible assets relate to the document management and email marketing divisions. At December 31, 2017, we do not expect any future positive cash flow from these divisions. Accordingly, we have recorded an impairment expense of $21,509 at December 31, 2017 and reduced the net carrying value of these intangible assets to $0.

NOTE 7 – Notes and Loans Payable

Notes and loans payable consist of:
	March 31, 2018	December 31, 2017

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 15, 2017, interest at rates ranging from 12% to 14.99% per annum, due from April 6, 2017 to May 15, 2018, partially converted at March 22, 2017 and the remaining notes convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $373 and $1,815, respectively	38,127	36,685

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, interest at 12% per annum, due February 1, 2017 and May 20, 2017, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $0, respectively	65,000	65,000

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 2, 2017 to January 8, 2018, interest at 12% per annum, due from September 16, 2017 to May 7, 2018, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $8,755 and $19,613, respectively	94,745	73,887

Convertible note payable to lender dated August 8, 2017 interest at 12% per annum, due August 8, 2018, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $8,904 and $15,068, respectively	16,096	9,932

Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Note payable to Carl Dilley, a director of the Company, interest at 12.99% per annum, due February 1, 2021	15,000	-

Loan payable to Mckenzie Webster Limited (“MWL”), an entity controlled by the former Chairman of the Board of Directors of the Company, non-interest bearing, due on demand	3,000	3,000
Total	$ 236,968	$ 193,504

The derivative liability of the convertible notes payable consists of:

	March 31, 2018		December 31, 2017
	Face Value	Derivative Liability	Face Value	Derivative Liability

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 15, 2017, due from April 6, 2017 to May 15, 2018	38,500	$ 61,776	38,500	248,597

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, due February 1, 2017 and May 20, 2017	65,000	104,000	65,000	418,889

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 2, 2017 to January 8, 2018, due from September 16, 2017 to May 7, 2018	103,500	170,298	93,500	611,886

Convertible notes payable to lender dated August 8, 2017, due August 8, 2018	25,000	49,357	25,000	171,765

Totals	$ 232,000	$ 385,431	$ 222,000	$ 1,451,137

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates (or amendment dates) of the notes ($53,507 total for the three months ended March 31, 2018) and charged the applicable amounts to debt discounts ($10,000 total for the three months ended March 31, 2018) and the remainder to other expense ($43,507 total for the three months ended March 31, 2018). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates (or amendment dates) of the notes to the measurement date ($1,119,213 total decrease for the three months ended March 31, 2018) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at March 31, 2018 include (1) stock price of $0.026 per share, (2) exercise price of $0.01 per share, (3) terms ranging from 0 days to 130 days, (4) expected volatility of 269% and (5) risk free interest rates ranging from 0.00% to 1.82%.

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

On January 22, 2018, the Company issued 87,368 shares of CANB Series B Preferred Stock to RedDiamond Partners LLC (“RedDiamond”) pursuant to an amended Securities Purchase Agreement dated January 9, 2018, in exchange for proceeds of $83,000, or $0.95 per CANB Series B Preferred share.

On February 12, 2018, the Company issued 1 share of CANB Series A Preferred Stock to David Posel pursuant to a service agreement. The fair value of the issuance is $373,000 and will be amortized over the vesting period of four years.

On February 16, 2018, the Company issued 3 shares of CANB Series A Preferred Stock to David Posel pursuant to a service agreement. The fair value of the issuance is $1,020,000 and will be amortized over the vesting period of one year.

On February 16, 2018, the Company issued 87,368 shares of CANB Series B Preferred Stock to RedDiamond Partners LLC (“RedDiamond”) pursuant to an amended Securities Purchase Agreement dated January 9, 2018, in exchange for proceeds of $83,000, or $0.95 per CANB Series B Preferred share.

On March 20, 2018, the Company issued 87,368 shares of CANB Series B Preferred Stock to RedDiamond Partners LLC (“RedDiamond”) pursuant to an amended Securities Purchase Agreement dated January 9, 2018, in exchange for proceeds of $83,000, or $0.95 per CANB Series B Preferred share.

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

On February 7, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $9,825 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended March 31, 2018.

On February 9, 2018, the Company issued 3,000,000 and 3,000,000 shares of CANB common stock to its two directors for services rendered, respectively. The $101,400 fair value of each 3,000,000 shares of CANB common stock was charged to directors fees in the three months ended March 31, 2018.

On February 13, 2018, the Company issued 150,000 shares of CANB common stock to a consultant for services rendered. The $5,085 fair value of the 150,000 shares of CANB common stock was partially charged to consulting fees in the three months ended March 31, 2018.

On February 14, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $8,500 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended March 31, 2018.

On February 19, 2018, the Company issued 150,000 shares of CANB common stock to a consultant for services rendered. The $5,280 fair value of the 150,000 shares of CANB common stock was partially charged to consulting fees in the three months ended March 31, 2018.

On February 26, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $11,375 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended March 31, 2018.

On March 1, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $10,900 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended March 31, 2018.

On March 20, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $6,500 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended March 31, 2018.

NOTE 10 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2016	50,000	247,500	297,500
Granted in 2017	-	-	-
Expired in 2017	-	-	-

Balance, December 31, 2017	50,000	247,500	297,500
Granted in 1Q 2018	-	-	-
Cancelled in 1Q 2018	-	-	-

Balance, March 31, 2018	50,000	247,500	297,500

Issued and outstanding stock options as of March 31, 2018 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2009	50,000	$ 1.00	2019

Total	50,000

Issued and outstanding warrants as of March 31, 2018 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2010	247,500	$ 1.00	2020

Total	247,500

NOTE 11 – Income Taxes

No provisions for income taxes were recorded for the periods presented since the Company incurred net losses in those periods.

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% and 35% to pretax income (loss) as follows:

	Three Months March 31,
	2018	2017

Expected income tax (benefit) at 21% and 35%	$ 85,587	$ 8,435

Non-deductible stock-based compensation	90,449	3,850

Non-deductible amortization of debt discounts	5,977	30,706

Non-deductible expense from derivative liability	(225,898)	(68,838)

Increase in deferred income tax assets
valuation allowance	43,885	25,847

Provision for (benefit from) income taxes	$ -	$ -

Deferred income tax assets consist of:

	March 31,	December 31,
	2018	2017

Net operating loss carryforward	1,438,243	1,394,358

Valuation allowance	(1,438,243)	(1,394,358)

Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,438,243 attributable to the future utilization of the $4,182,279 net operating loss carryforward as of March 31, 2018 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at December 31, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037 and 2038 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $386,297, $496,798 and $208,977 respectively.

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

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets. There were no interest or penalties paid during 2018 and 2017.

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

On February 12, 2018, the Company executed an Executive Service Agreement (“Agreement”) with David Posel. The Agreement provides that Mr. Posel services as the Company’s Chief Operating Officer for a term of 4 years. The Agreement also provides for compensation to Mr. Posel of $5,000 cash per month and the issuance of 1 share of Series A Preferred Stock at the inception of the Agreement. The Agreement can be terminated upon the resignation or death of Mr. Posel, and also can be terminated by the Company due to the failure or neglect of Mr. Posel to perform his duties, or due to the misconduct of Mr. Posel in connection with the performance. On February 12, 2018, 1 share of CANB Series A Preferred Stock were issued to Mr. Posel (see Note 8).

On February 16, 2018, the Company executed an Executive Service Agreement (“Agreement”) with Andrew W Holtmeyer. The Agreement provides that Mr. Holtmeyer services as the Company’s Executive Vice President Business for a term of 3 years. The Agreement also provides for compensation to Mr. Holtmeyer of $10,000 cash per month and the issuance of 3, 2 and 1 share of Series A Preferred Stock at the beginning of each year. The Agreement can be terminated upon the resignation or death of Mr. Holtmeyer, and also can be terminated by the Company due to the failure or neglect of Mr. Holtmeyer to perform his duties, or due to the misconduct of Mr. Holtmeyer in connection with the performance. On February 16, 2018, 3 shares of CANB Series A Preferred Stock were issued to Mr. Holtmeyer (see Note 8).

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

Rent expense for the three months ended March 31, 2018 and 2017 was $16,256 and $16,256, respectively.

At March 31, 2018, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2018

    18,600

Total

 $ 18,600

Major Customers

For the three months ended March 31, 2018, one customer accounted for approximately 13% of total revenues.

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

NOTE 13 – Related Party Transactions

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of CANB. At March 31, 2018, CANB had an account receivable from PAG of $7,240. For the three months ended March 31, 2018, CANB had revenues from PAG of $5,000.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a Company director, is both a customer and vendor of CANB. At March 31, 2018, CANB had an account receivable from IST of $4,535 and an account payable to IST of $2,138. For the three months ended March 31, 2018, CANB had revenues from IST of $1,500.

Stock Market Manager, Inc. is also an entity controlled by Mr. Dilley. For the three months ended March 31, 2018, CANB had an account payable to Stock Market Manager Inc. of $1,676.

In order to facilitate its operations, the Company has entered into a Production Agreement with Pure Health Products, LLC (“PHP”), a New York limited liability company. Pursuant to the Production Agreement, PHP will manufacture, package, and sell the Company’s CBD infused products on an exclusive basis. PHP will not produce or manufacture any product containing any cannabis or hemp derivative for any person or entity other than the Company, and the Company controls the ingredients, recipe, manufacturing processes and procedures and quality and taste parameters for all Products produced at the PHP facility. PHP may also white label / rebrand or relabel the products on the Company’s behalf pursuant to “white label agreements” entered into between the Company and third-party customers. Credit card sales are processed through PHP as well. Through its contractual relationship with PHP, the Company is able to control the manufacturing process of its products while reducing its production costs. In addition, the Company has the option to acquire certain assets of PHP should it elect to take over direct manufacture of its Products. For the three months ended March 31, 2018, purchase of CBD infused products from PHP totaled $43,415.

At March 31, 2018, we have a note receivable from PHP in the amount of $75,000. PHP is controlled by Pasquale Ferro. At March 31, 2018, we are indebted to Mr. Ferro and his wife Rosemary Ferro in the amount of $103,500.

The Company considers Pure Health products to be a variable interest entity as prescribed under Accounting guidelines. Due to the fact that the company is not dependent on Pure Health Products solely for manufacture, no consolidation of Pure Heath Products financial information is required.

During the three months ended March 31, 2018, we had products sales to related parties totaling $0.

NOTE 14 – Subsequent Events

On April 13, 2018, the Company issued 1,287,129 shares of CANB common stock to RedDiamond in exchange for the retirement of 10,000 shares of CANB Series B Preferred Stock.

On April 25, 2018, the Company issued 1,287,129 shares of CANB common stock to RedDiamond in exchange for the retirement of 10,000 shares of CANB Series B Preferred Stock.

On May 3, 2018, the Company issued 1,287,129 shares of CANB common stock to RedDiamond in exchange for the retirement of 10,000 shares of CANB Series B Preferred Stock.

On May 9, 2018, the Company executed a Consulting Agreement with a consultant. Pursuant to the agreement, the Company issued 125,000 shares of CANB common stock to the consultant on May 9, 2018. The $1,812 fair value of the 125,000 shares of CANB common stock will be partially charged to consulting fees in the three months ended June 30, 2018.

On May 11, 2018, the Company filed an arbitration claim to recover the 2,500,000 restricted shares of CANB common stock issued to T8 Partners LLC (“T8”) pursuant to a consulting agreement dated September 7, 2017. On October 27, 2017, the Company terminated the agreement due to non-performance but the shares issued to T8 on September 7, 2017 were not returned by T8. The Company is uncertain at this time when the arbitration proceeding will occur.

On May 11, 2018, the Company executed a Consulting Agreement with a consultant. Pursuant to the agreement, the Company issued 1 share of CANB Series A Preferred Stock to the consultant on May 14, 2018 and such share will be fully earned by the consultant 6 months upon signing this agreement.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through May 16, 2018, the date on which these consolidated financial statements were available to be issued. Except as disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

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

Results of Operations

Three Months Ended March 31, 2018 compared with Three Months Ended March 31, 2017:

Revenues increased $51,797 from $17,972 in 2017 to $69,769 in 2018.

Cost of product sales increased $44,587 from $0 in 2017 to $44,587 in 2018 due to the launch of new product sales.

Officers compensation and payroll taxes increased $40,545 from $19,455 in 2017 to $60,000 in 2018. The 2018 expense amount ($60,000) consists of compensations accrued to our Chief Executive Officer ($30,000), Executive Vice President Business Development ($22,500) and compensation paid to Chief Operating Officer ($7,500) pursuant to their respective employment or service agreements. The 2017 expense amount ($19,455) consists of salaries accrued to our Chief Executive Officer ($18,000) pursuant to their respective employment agreements and related payroll taxes ($1,455).

Consulting fees increased $259,208 from $16,700 in 2017 to $275,908 in 2018. The 2018 expense amount ($275,908) includes stock-based compensation of $227,908, resulting from stock issued for the service of consultants. The 2017 expense amount ($16,700) includes stock-based compensation of $11,000, resulting from stock issued for the service of a consultants.

Directors fees increased $202,800 from $0 in 2017 to $202,800 in 2018. The 2018 expense amount ($202,800) are stock-based compensation paid to two directors of the Company.

Advertising expense increased $21,716 from $617 in 2017 to $22,333 in 2018.

Hosting expense decreased $1,227 from $2,441 in 2017 to $3,668 in 2018.

Rent expense remained same at $16,265 in 2017 and 2018.

Professional fees decreased $2,595 from $15,978 in 2017 to $13,383 in 2018.

Depreciation of property and equipment decreased $4 from $807 in 2017 to $803 in 2018.

Amortization of intangible assets decreased $993 from $993 in 2017 to $0 in 2018.

Other operating expenses increased $42,969 from $21,744 in 2017 to $64,713 in 2018. The increase was due largely to higher conference expense and supplies expenses in 2018 compared to 2017.

Net income increased $383,458 from $24,100 in 2017 to $407,558 in 2018. The increase was due to the $609,460 increase in total operating expenses and the increase of $941,121 in other income – net from $101,128 other income – net in 2017 to $1,042,249 other income– net in 2018, and the $51,797 increase in revenues.

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents of 54,117 and positive working capital of $144,563.

Cash and cash equivalents increased $52,465 from $1,652 at December 31, 2017 to $54,117 at March 31, 2018. For the three months ended March 31, 2018, $274,000 was provided by financing activities, $13,330 was used in investing activities, and $208,205 was used in operating activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2018, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our first fiscal quarter for the period ended March 31, 2018 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the quarterly period ended March 31, 2018 follows:

On February 7, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $9,825 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended March 31, 2018.

On February 9, 2018, the Company issued 3,000,000 and 3,000,000 shares of CANB common stock to its two directors for services rendered, respectively. The $101,400 fair value of each 3,000,000 shares of CANB common stock was charged to directors fees in the three months ended March 31, 2018.

On February 13, 2018, the Company issued 150,000 shares of CANB common stock to a consultant for services rendered. The $5,085 fair value of the 150,000 shares of CANB common stock was partially charged to consulting fees in the three months ended March 31, 2018.

On February 14, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $8,500 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended March 31, 2018.

On February 19, 2018, the Company issued 150,000 shares of CANB common stock to a consultant for services rendered. The $5,280 fair value of the 150,000 shares of CANB common stock was partially charged to consulting fees in the three months ended March 31, 2018.

On February 26, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $11,375 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended March 31, 2018.

On March 1, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $10,900 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended March 31, 2018.

On March 20, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $6,500 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended March 31, 2018.

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

CANBIOLA, INC.

Date: May 17, 2018	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer