Form 10-Q
period 2018-06-30
Canbiola, Inc.
filed 2018-08-17
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes    [X]  No

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 17, 2018 was 247,813,201 shares.

CANBIOLA, INC.

FORM 10-Q

June 30, 2018

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Canbiola, Inc. and Subsidiary
Consolidated Balance Sheets
	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 73,572	$ 1,652
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	14,132	6,075
Inventory	7,122	9,834
Note receivable – current	75,000	75,000
Prepaid expenses – current	657,042	64,911
Total current assets	826,868	157,472

Property and equipment, at cost less accumulated depreciation of $21,852 and $20,248, respectively	47,899	11,148

Other assets:
Security Deposit	11,687	11,687
Prepaid expenses – noncurrent	467,220
Note receivable – noncurrent	39,000	39,000
Total other assets	517,907	50,687

Total assets	$ 1,392,674	$ 219,307

Liabilities and Stockholders' Deficiency
Current liabilities:
Notes and loans payable	$ 261,669	$ 193,504
Derivative Liability	727,086	1,451,137
Accounts payable	132,368	143,274
Accrued officers compensation	171,250	98,750
Other accrued expenses payable	68,901	62,539
Total current liabilities and total liabilities	1,361,274	1,949,204
Commitments and contingencies (Notes 12 and 13)

Stockholders' deficiency:
Preferred stock, authorized 5,000,000 shares: Series A Preferred stock, no par value: authorized 20 shares, issued and outstanding 13 and 8 shares, respectively	1,786,537	243,537
Series B Preferred stock, $0.001 par value: authorized 500,000 shares, issued and outstanding 365,089 and 157,985 shares, respectively	344	150
Common stock, no par value; authorized 750,000,000 shares, issued and outstanding 247,017,230 and 225,572,323shares, respectively	13,028,907	12,524,042
Additional Paid-in capital	346,406	149,850
Additional Paid-in capital – Stock Options (Note 10)	84,000	-
Accumulated deficit	(15,214,794)	(14,647,476)
Total stockholders' deficiency	31,400	(1,729,897)

Total liabilities and stockholders' deficiency	$ 1,392,674	$ 219,307

See notes to consolidated financial statements

Canbiola, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Revenues
Service Revenue	$ 12,757	$ 41,707	$ 5,957	$ 23,735
Product Sales	211,203	2,135	148,234	2,135
Total Revenues	223,960	43,842	154,191	25,870
Cost of product sales	91,439	1,139	46,852	1,139

Gross profit	132,521	42,703	107,339	24,731

Operating expenses:
Officers compensation	136,250	38,832	76,250	19,377
Consulting fees (including stock-based compensation of $572,777, $37,229, $344,869 and $26,229, respectively)	643,676	71,782	367,769	55,082
Directors fees (including stock-based compensation of $185,400,$0, $0 and $0, respectively)	185,400	-	(17,400)	-
Advertising expense	37,008	21,510	14,675	20,893
Hosting expense	7,478	14,687	3,810	12,246
Rent expense	33,065	32,530	16,800	16,265
Professional fees	70,339	62,736	56,956	46,758
Depreciation of property and equipment	1,604	1,614	801	807
Amortization of intangible assets	-	1,986	-	993
Other	120,827	60,519	56,113	38,775

Total operating expenses	1,235,647	306,196	575,774	211,196

Loss from operations	(1,103,126)	(263,493)	(468,435)	(186,465)

Other income (expense):
Interest income	5,024	586	2,512	293
Income (expense) from derivative liability	844,051	(53,655)	(231,655)	(250,334)
Loss on stock issuance	(185,104)	-	(185,104)	-
Loss on debt conversion	(57,738)	-	(57,738)	-
Interest expense (including amortization of debt discounts of $54,165, $153,105, $25,701 and $65,375, respectively)	(70,425)	(167,786)	(34,456)	(71,942)

Other income (expense) – net	535,808	(220,855)	(506,441)	(321,983)

Loss before provision for income taxes	(567,318)	(484,348)	(974,876)	(508,448)

Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	$ (567,318)	$ (484,348)	$ (974,876)	$ (508,448)

Net loss per common share – basic and diluted
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding –
Basic	232,957,482	153,334,334	236,270,276	158,836,059
Diluted	371,751,524	267,980,990	377,833,277	278,278,009

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net loss	$ (567,318)	$ (484,348)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation, net of prepaid stock- based consulting fees	758,177	37,229
Loss on stock issuance	185,104	-
Loss on debt conversion	57,738	-
Debt issuance expense	14,000	-
Expense from derivative liability	(844,051)	53,655
Depreciation of property and equipment	1,604	1,614
Amortization of intangible assets	-	1,986
Amortization of debt discounts	54,165	153,105
Changes in operating assets and liabilities:
Accounts receivable	(8,057)	(10,948)
Inventory	2,712	(10,946)
Prepaid expenses	-	2,500
Accounts payable	(10,906)	48,896
Accrued officers compensation	72,500	36,000
Other accrued expenses payable	10,607	17,321

Net cash used in operating activities	(273,725)	(153,936)

Investing Activities:
Fixed assets additions	(38,355)	-

Net cash used in investing activities	(38,355)	-

Financing Activities:
Proceeds received from notes and loans payable	135,000	124,000
Proceeds from sale of Series B preferred stock	249,000	-

Net cash provided by financing activities	384,000	124,000

Increase (decrease) in cash and cash equivalents	71,920	(29,936)

Cash and cash equivalents, beginning of period	1,652	30,193

Cash and cash equivalents, end of period	$ 73,572	$ 257

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	$ 15,000	$ 65,000

Issuance of common stock in satisfaction of directors fees	$ 202,800	$ -

Issuance of common stock in satisfaction of accrued interest	$ 4,246	$ 7,837

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2018 and 2017

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

Canbiola, Inc. is a US Company specializing in the sale of a variety of Cannabidiol (CBD) based products derived from Hemp, such as oils, creams, moisturizers, chews, vapes, isolate, gel caps, concentrate and water. Canbiola is developing their own line of proprietary products as well as seeking synergistic value through acquisitions in the Hemp Industry. Canbiola aims to be the premier provider of the highest quality Hemp derived natural CBD products on the market through sourcing the very best raw material and developing a variety of products we believe will improve people's lives in a variety of areas.

CANB expects to concentrate its future business activities on the sale of CBD products and does not plan to market or further develop its technology products.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of June 30, 2018, the Company had cash and cash equivalents of $73,572 and a working capital deficit of $534,406. For the six months ended June 30, 2018 and 2017, the Company had net loss of $567,318 and $484,348, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(l)  Advertising

Advertising costs are expensed as incurred and amounted to $37,008 and $21,510 for the six months ended June 30, 2018 and 2017, respectively.

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

(p)  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) which establishes revenue recognition standards. ASU 2014-19 is effective for annual reporting periods beginning after December 15, 2017. The update establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern including related disclosures. The impact of ASU 2014-19 on the Company’s financial statements has not been significant.

In 2016, the FASB issued ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees will be required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018. The impact on the Company's financial statements is not expected to be significant.

(q) Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company's previously reported net income.

NOTE 4 – Notes Receivable

Notes receivable consist of:
	June 30, 2018	December 31, 2017
Secured Promissory note dated October 17, 2017 due from Pure Health Products, LLC (“PHP”), interest at 12% per annum, due October 17, 2018, secured by assets of PHP	$ 75,000	$ 75,000

Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	39,000	39,000

Total	114,000	114,000

Current portion of notes receivable	(75,000)	(75,000)

Noncurrent portion of notes receivable	$ 39,000	$ 39,000

Pursuant to an option Agreement dated November 10, 2017, the Company has an option expiring November 10, 2027 to purchase certain specified assets of Pure Health for $75,000, payable via cancellation of Pure Health’s obligations under the Secured Promissory Note or in cash or cash equivalent.

Stock Market Manager, Inc is affiliated with Carl Dilley, a Company director.

NOTE 5 – Property and Equipment, Net

Property and Equipment, net, consist of:

	June 30,	December 31,
	2018	2017

Furniture & Fixtures	$ 19,018	$ 19,018

Office Equipment	12,378	12,378

Manufacturing Equipment	38,355	-

Total	69,751	31,396

Accumulated amortization	(21,852)	(20,248)

Net	$ 47,899	$ 11,148

NOTE 6 – Intangible Assets, Net

Intangible assets, net, consist of:

	June 30,	December 31,
	2018	2017

Video conferencing software acquired by Prosperity in December 2009	$ 30,000	$ 30,000

Enterprise and audit software acquired by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Other	3,548	3,548

Total	60,428	60,428

Accumulated amortization and Impairment	(60,428)	(60,428)

Net	$ 0	$ 0

The above intangible assets relate to the document management and email marketing divisions. At December 31, 2017, we do not expect any future positive cash flow from these divisions. Accordingly, we have recorded an impairment expense of $21,509 at December 31, 2017 and reduced the net carrying value of these intangible assets to $0.

NOTE 7 – Notes and Loans Payable

Notes and loans payable consist of:
	June 30, 2018	December 31, 2017

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 15, 2017, interest at rates ranging from 12% to 14.99% per annum, due from April 6, 2017 to May 15, 2018, partially converted at March 22, 2017 and the remaining notes convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $1,815, respectively	38,500	36,685

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, interest at 12% per annum, due February 1, 2017 and May 20, 2017, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $0, respectively. The note date dated February 1, 2016 was fully converted at June 11, 2018	50,000	65,000

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 2, 2017 to May 4, 2018, interest at 12% per annum, due from September 16, 2017 to May 7, 2019 (as amended May 4, 2018), convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $8,451 and $19,613, respectively	105,049	73,887

Convertible note payable to lender dated August 8, 2017 interest at 12% per annum, due August 8, 2018, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $2,671 and $15,068, respectively	22,329	9,932

Convertible note payable to lender dated June 6, 2018, interest at 12% per annum, due March 6, 2019, convertible into Common Stock at a Conversion Price equal to the lesser of 55% of the lowest Closing Bid Price of the Common Stock for the 25 Trading Days preceding the (i) Inception date or (ii) the Conversion Date – net of unamortized debt discount of $91,209 and $0, respectively	22,791	-

Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Note payable to Carl Dilley, a director of the Company, interest at 12.99% per annum, due February 1, 2021	15,000	-

Loan payable to Mckenzie Webster Limited (“MWL”), an entity controlled by the former Chairman of the Board of Directors of the Company, non-interest bearing, due on demand	3,000	3,000

Total	$ 261,669	$ 193,504

The derivative liability of the convertible notes payable consists of:

	June 30, 2018		December 31, 2017
	Face Value	Derivative Liability	Face Value	Derivative Liability

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 15, 2017, due from April 6, 2017 to May 15, 2018	38,500	$ 74,119	38,500	248,597

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, due February 1, 2017 and May 20, 2017. The note date dated February 1, 2016 was fully converted at June 11, 2018	50,000	96,258	65,000	418,889

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 2, 2017 to January 8, 2018, due from September 16, 2017 to May 7, 2019 (as amended May 4, 2018)	113,500	258,669	93,500	611,886

Convertible notes payable to lender dated June 6, 2018, due March 6, 2019	114,000	248,184	-	-

Convertible notes payable to lender dated August 8, 2017, due August 8, 2018	25,000	49,856	25,000	171,765

Totals	$ 341,000	$ 727,086	$ 222,000	$ 1,451,137

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates (or amendment dates) of the notes ($460,316 total for the six months ended June 30, 2018) and charged the applicable amounts to debt discounts ($120,000 total for the six months ended June 30, 2018) and the remainder to other expense ($340,316 total for the six months ended June 30, 2018). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates (or amendment dates) of the notes to the measurement date ($1,160,391 total decrease for the six months ended June 30, 2018) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at June 30, 2018 include (1) stock price of $0.0215 per share, (2) exercise price of $0.0074 per share, (3) terms ranging from 0 days to 311 days, (4) expected volatility of 269% and (5) risk free interest rates ranging from 0.00% to 2.24%.

NOTE 8 – Preferred Stock

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

On January 22, 2018, the Company issued 87,368 shares of CANB Series B Preferred Stock to RedDiamond pursuant to an amended Securities Purchase Agreement dated January 9, 2018, in exchange for proceeds of $83,000, or $0.95 per CANB Series B Preferred share.

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

On February 16, 2018, the Company issued 87,368 shares of CANB Series B Preferred Stock to RedDiamond  pursuant to an amended Securities Purchase Agreement dated January 9, 2018, in exchange for proceeds of $83,000, or $0.95 per CANB Series B Preferred share.

On March 20, 2018, the Company issued 87,368 shares of CANB Series B Preferred Stock to RedDiamond pursuant to an amended Securities Purchase Agreement dated January 9, 2018, in exchange for proceeds of $83,000, or $0.95 per CANB Series B Preferred share.

On April 13, 2018, April 25, 2018, May 3, 2018, June 19, 2018 and June 25, 2018, RedDiamond converted its 10,000 shares, 10,000 shares, 10,000 shares, 15,000 shares and 10,000 shares of CANB Series B Preferred Stock to 1,287,129 shares, 1,287,129 shares, 1,287,129 shares, 3,545,455 shares, and 2,363,636 shares of CANB common stock, respectively.

On May 14, 2018, the Company issued 1 share of CANB Series A Preferred Stock to a consultant pursuant to a Consulting Agreement dated May 11, 2018. The $150,000 fair value of the issuance was partially charged to consulting fees in the three months ended June 30, 2018.

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

On April 13, 2018, April 25, 2018, May 3, 2018, June 19, 2018 and June 25, 2018, the Company issued 1,287,129 shares, 1,287,129 shares, 1,287,129 shares, 3,545,455 shares, and 2,363,636 shares of CANB common stock to RedDiamond in exchange for the retirement of 10,000 shares, 10,000 shares, 10,000 shares, 15,000 shares and 10,000 shares of CANB Series B Preferred Stock, respectively.

On May 9, 2018, the Company issued 125,000 shares of CANB common stock to a consultant for services rendered.. The $1,812 fair value of the 125,000 shares of CANB common stock was partially charged to consulting fees in the three months ended June 30, 2018.

On May 29, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $5,000 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended June 30, 2018.

On May 31, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $4,600 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended June 30, 2018.

On June 4, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $5,750 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended June 30, 2018.

On June 11, 2018, the Company agreed to issue 2,749,429 shares of CANB common stock to a lender in satisfaction of notes payable of $15,000 and accrued interest payable of $4,246.

On June 18, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $6,250 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended June 30, 2018.

On June 22, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $8,250 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended June 30, 2018.

NOTE 10 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2016	50,000	247,500	297,500
Granted in 2017	-	-	-
Expired in 2017	-	-	-

Balance, December 31, 2017	50,000	247,500	297,500
Granted in 1Q, 2Q 2018	3,000,000	-	3,000,000
Cancelled in 1Q, 2Q 2018	-	-	-

Balance, June 30, 2018	3,050,000	247,500	3,297,500

Issued and outstanding stock options as of June 30, 2018 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration
2009	50,000	$ 1.000	2019
2018	3,000,000	$ 0.001	2023

Total	3,050,000

On June 11, 2018, the Company granted 3,000,000 options of CANB common stock to Carl Dilley, a director of the Company, in exchange for the retirement of a total of 3,000,000 shares of CANB common stock from Carl Dilley. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.001 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire June 11, 2023. The value of the Stock Options ($84,000) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $0.028 share price, (ii) 5 years term, (iii) 262.00% expected volatility, (iv) 2.80% risk free interest rate and the difference between this value and the fair value of retied shares was expensed in the quarterly period ended June 30, 2018.

Issued and outstanding warrants as of June 30, 2018 consist of:

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

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% and 35% to pretax income (loss) as follows:

	Six Months June 30,
	2018	2017

Expected income tax (benefit) at 21% and 35%	$ (122,791)	$ 8,435

Loss on stock issuance	38,872	-

Loss on debt conversion	12,125	-

Non-deductible stock-based compensation	162,871	3,850

Non-deductible amortization of debt discounts	11,375	30,706

Non-deductible expense from derivative liability	(177,251)	(68,838)

Increase in deferred income tax assets valuation allowance	74,799	25,847

Provision for (benefit from) income taxes	$ -	$ -

Deferred income tax assets consist of:

	June 30,	December 31,
	2018	2017
Net operating loss carryforward	1,469,157	1,394,358

Valuation allowance	(1,469,157)	(1,394,358)

Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,469,176 attributable to the future utilization of the $4,329,487 net operating loss carryforward as of June 30, 2018 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at December 31, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037 and 2038 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $386,297, $496,798 and $356,185 respectively.

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

Rent expense for the six months ended June 30, 2018 and 2017 was $33,065 and $32,530, respectively.

At June 30, 2018, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2018

    9,300

Total

 $ 9,300

Major Customers

For the six months ended June 30, 2018, one customer accounted for approximately 14% of total revenues.

For the six months ended June 30, 2017, two customers accounted for approximately 45% and 29%, respectively, of total revenues.

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

NOTE 13 – Related Party Transactions

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of CANB. At June 30, 2018, CANB had an account receivable from PAG of $7,240. For the six months ended June 30, 2018, CANB had revenues from PAG of $5,000.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a Company director, is both a customer and vendor of CANB. At June 30, 2018, CANB had an account receivable from IST of $6,035 and an account payable to IST of $2,138. For the six months ended June 30, 2018, CANB had revenues from IST of $3,000.

Stock Market Manager, Inc. is also an entity controlled by Mr. Dilley. For the six months ended June 30, 2018, CANB had an account payable to Stock Market Manager Inc. of $1,676.

In order to facilitate its operations, the Company has entered into a Production Agreement with Pure Health Products, LLC (“PHP”), a New York limited liability company. Pursuant to the Production Agreement, PHP will manufacture, package, and sell the Company’s CBD infused products on an exclusive basis. PHP will not produce or manufacture any product containing any cannabis or hemp derivative for any person or entity other than the Company, and the Company controls the ingredients, recipe, manufacturing processes and procedures and quality and taste parameters for all Products produced at the PHP facility. PHP may also white label / rebrand or relabel the products on the Company’s behalf pursuant to “white label agreements” entered into between the Company and third-party customers. Credit card sales are processed through PHP as well. Through its contractual relationship with PHP, the Company is able to control the manufacturing process of its products while reducing its production costs. In addition, the Company has the option to acquire certain assets of PHP should it elect to take over direct manufacture of its Products. For the six months ended June 30, 2018, purchase of CBD infused products from PHP totaled $79,754.

At June 30, 2018, we have a note receivable from PHP in the amount of $75,000. PHP is controlled by Pasquale Ferro. At June 30, 2018, we are indebted to Mr. Ferro and his wife Rosemary Ferro in the amount of $113,500.

The Company considers Pure Health products to be a variable interest entity as prescribed under Accounting guidelines. Due to the fact that the company is not dependent on Pure Health Products solely for manufacture, no consolidation of Pure Heath Products financial information is required.

During the six months ended June 30, 2018, we had products sales to related parties totaling $0.

NOTE 14 – Subsequent Events

On August 6, 2018, the Company and its third party landlord executed a First Amendment to Lease (see Note 12). The amendment provides for the extension of the lease term for an additional three years commencing on November 1, 2018 and ending on October 31, 2021 at monthly rental of $3,193 for year 1, $3,289 for year 2, and $3,388 for year 3.

On August 13, 2018, the Company and Pasquale and Rosemary Ferro executed an Addendum to 12% Convertible Promissory Note (the “Addendum”). The Addendum provides for an increase in the maximum principal amount of the Note facility to $300,000 and extends the maturity date of the Note to June 30, 2021. The principal balance of the notes payable due to Pasquale and Rosemary Ferro under the Note facility at June 30, 2018 was $113,500 (see Note 7).

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

Results of Operations

Three Months Ended June 30, 2018 compared with Three Months Ended June 30, 2017:

Revenues increased $128,321 from $25,870 in 2017 to $154,191 in 2018.

Cost of product sales increased $45,713 from $1,139 in 2017 to $46,852 in 2018 due to the launch of new product sales.

Officers compensation and payroll taxes increased $56,873 from $19,377 in 2017 to $76,250 in 2018. The 2018 expense amount ($76,250) consists of compensations accrued to our Chief Executive Officer ($30,000), Executive Vice President Business Development ($30,000) and compensation paid to Chief operating Officer ($16,250) pursuant to their respective employment or service agreements. The 2017 expense amount ($19,377) consists of salaries accrued to our Chief Executive Officer ($18,000) pursuant to their respective employment agreements and related payroll taxes ($1,377).

Consulting fees increased $312,687 from $55,082 in 2017 to $367,769 in 2018. The 2018 expense amount ($367,769) includes stock-based compensation of $344,869, resulting from stock issued for the service of consultants. The 2017 expense amount ($55,082) includes stock-based compensation of $26,229, resulting from stock issued for the service of a consultants.

Directors fees decreased from $0 in 2017 to ($17,400) in 2018.

Advertising expense decreased $6,218 from $20,893 in 2017 to $14,675 in 2018.

Hosting expense decreased $8,436 from $12,246 in 2017 to $3,810 in 2018.

Rent expense increased $535 from $16,265 in 2017 to $16,800 in 2018.

Professional fees increased $10,198 from $46,758 in 2017 to $56,956 in 2018.

Depreciation of property and equipment decreased $6 from $807 in 2017 to $801 in 2018.

Amortization of intangible assets decreased $993 from $993 in 2017 to $0 in 2018.

Other operating expenses increased $17,338 from $38,775 in 2017 to $56,113 in 2018. The increase was due largely to higher travel expense and supplies expenses in 2018 compared to 2017.

Net loss increased from $508,448 in 2017 to $992,276 in 2018. The increase was due to the $427,691 increase in total operating expenses and the increase of $184,458 in other expense – net from $321,983 other expense – net in 2017 to $506,441 other expense– net in 2018, and the $128,321 increase in revenues.

Six Months Ended June 30, 2018 compared with Six Months Ended June 30, 2017:

Revenues increased $180,118 from $43,842 in 2017 to $223,960 in 2018.

Cost of product sales increased $90,300 from $1,139 in 2017 to $91,439 in 2018 due to the launch of new product sales.

Officers compensation and payroll taxes increased $97,418 from $38,832 in 2017 to $136,250 in 2018. The 2018 expense amount ($136,250) consists of compensations accrued to our Chief Executive Officer ($60,000), Executive Vice President Business Development ($52,500) and compensation paid to Chief operating Officer ($23,750) pursuant to their respective employment or service agreements. The 2017 expense amount ($38,832) consists of salaries accrued to our Chief Executive Officer ($36,000) pursuant to their respective employment agreements and related payroll taxes ($2,832).

Consulting fees increased $571,894 from $71,782 in 2017 to $643,676 in 2018. The 2018 expense amount ($643,676) includes stock-based compensation of $572,777, resulting from stock issued for the service of consultants. The 2017 expense amount ($71,782) includes stock-based compensation of $37,229, resulting from stock issued for the service of a consultants.

Directors fees increased $185,400 from $0 in 2017 to $185,400 in 2018. The 2018 expense amount ($185,400) are stock-based compensation paid to two directors of the Company.

Advertising expense increased $15,498 from $21,510 in 2017 to $37,008 in 2018.

Hosting expense decreased $7,208 from $14,687 in 2017 to $7,479 in 2018.

Rent expense increased $535 from $32,530 in 2017 to $33,065 in 2018.

Professional fees increased $7,603 from $62,736 in 2017 to $70,339 in 2018.

Depreciation of property and equipment decreased $10 from $1,614 in 2017 to $1,604 in 2018.

Amortization of intangible assets decreased $1,986 from $1,986 in 2017 to $0 in 2018.

Other operating expenses increased $60,038 from $60,519 in 2017 to $120,827 in 2018. The increase was due largely to higher travel expense and supplies expenses in 2018 compared to 2017.

Net loss increased from $484,348 in 2017 to $584,718 in 2018. The increase was due to the $1,037,151 increase in total operating expenses, offset by the increase of $756,663 in other income – net from $220,855 other expense – net in 2017 to $535,808 other income– net in 2018, and the $180,118 increase in revenues.

Liquidity and Capital Resources

At June 30, 2018, we had cash and cash equivalents of $73,572 and negative working capital of $534,406.

Cash and cash equivalents increased $71,920 from $1,652 at December 31, 2017 to $73,572 at June 30, 2018. For the six months ended June 30, 2018, $384,000 was provided by financing activities, $38,355 was used in investing activities, and $273,725 was used in operating activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2018, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our first fiscal quarter for the period ended June 30, 2018 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 11, 2018, the Company brought an arbitration proceeding 9American Arbitration Association case 01-18-001-8823) against T8 Partners, Inc. (“T8”). The claim alleged that T8 failed to perform certain services agreed to in a Consulting Agreement dated September 6, 2017 and sought return at 2,500,000 shares of CANB common stock issued to T8 on September 7, 2017. On July 12, 2018, the Company was notified by T8 that T8 had requested its broker dealer to return the certificate for 2,500,000 shares to the Company for cancellation. As of the date of this filing, the return of the 2,500,000 shares has not yet occurred.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the quarterly period ended June 30, 2018 follows:

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

On April 13, 2018, April 25, 2018, May 3, 2018, June 19, 2018 and June 25, 2018, the Company issued 1,287,129 shares, 1,287,129 shares, 1,287,129 shares, 3,545,455 shares, and 2,363,636 shares of CANB common stock to RedDiamond in exchange for the retirement of 10,000 shares, 10,000 shares, 10,000 shares, 15,000 shares and 10,000 shares of CANB Series B Preferred Stock, respectively.

On May 9, 2018, the Company issued 125,000 shares of CANB common stock to a consultant for services rendered.. The $1,812 fair value of the 125,000 shares of CANB common stock was partially charged to consulting fees in the three months ended June 30, 2018.

On May 29, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $5,000 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended June 30, 2018.

On May 31, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $4,600 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended June 30, 2018.

On June 4, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $5,750 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended June 30, 2018.

On June 11, 2018, the Company agreed to issue 2,749,429 shares of CANB common stock to a lender in satisfaction of notes payable of $15,000 and accrued interest payable of $4,246.

On June 18, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $6,250 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended June 30, 2018.

On June 22, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $8,250 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended June 30, 2018.

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

CANBIOLA, INC.

Date: August 17, 2018	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer