Form 10-Q/A
period 2018-06-30
Canbiola, Inc.
filed 2018-09-20
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company) Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of September 13, 2018 was 324,021,356 shares.

EXPLANATORY NOTE

The auditors of Canbiola, Inc. (the “Company”) found certain scrivener’s errors within the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 (the “Original Filing”). This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends and restates the Original Filing to correct the errors.

CANBIOLA, INC.

FORM 10-Q

June 30, 2018

PART 1 - FINANCIAL INFORMATION

 Item 1.

Financial Statements.

Canbiola, Inc. and Subsidiary
Consolidated Balance Sheets
	June 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$ 73,572	$ 1,652
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	14,132	6,075
Inventory	7,122	9,834
Note receivable - current	75,000	75,000
Prepaid expenses - current	879,744	64,911
Total current assets	1,049,570	157,472

Property and equipment, at cost less accumulated
depreciation of $21,852 and $20,248, respectively	47,899	11,148

Other assets:
Security Deposit	11,687	11,687
Prepaid expenses - noncurrent	244,518
Note receivable - noncurrent	39,000	39,000
Total other assets	295,205	50,687

Total assets	$ 1,392,674	$ 219,307

Liabilities and Stockholders' Deficiency
Current liabilities:
Notes and loans payable	$ 261,669	$ 193,504
Derivative Liability	727,086	1,451,137
Accounts payable	132,368	143,274
Accrued officers compensation	171,250	98,750
Other accrued expenses payable	68,901	62,539
Total current liabilities and total liabilities	1,361,274	1,949,204
Commitments and contingencies (Notes 12 and 13)

Stockholders' deficiency:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value:
authorized 20 shares, issued and outstanding
13 and 8 shares, respectively	1,786,537	243,537
Series B Preferred stock, $0.001 par value:
authorized 500,000 shares, issued and outstanding
365,089 and 157,985 shares, respectively	344	150
Common stock, no par value; authorized
750,000,000 shares, issued and outstanding
244,017,230 and 225,572,323
shares, respectively	13,028,907	12,524,042
Additional Paid-in capital	346,406	149,850
Additional Paid-in capital – Stock Options (Note 10)	84,000	-
Accumulated deficit	(15,214,794)	(14,647,476)
Total stockholders' deficiency	31,400	(1,729,897)

Total liabilities and stockholders' deficiency	$ 1,392,674	$ 219,307

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Revenues
Service Revenue	$ 12,757	$ 41,707	$ 5,957	$ 23,735
Product Sales	211,203	2,135	148,234	2,135
Total Revenues	223,960	43,842	154,191	25,870
Cost of product sales	91,439	1,139	46,852	1,139

Gross profit	132,521	42,703	107,339	24,731

Operating expenses:
Officers compensation	136,250	38,832	76,250	19,377
Consulting fees (including stock-based compensation of $572,777
$37,229, $344,869 and $26,229, respectively)	643,676	71,782	367,769	55,082
Directors fees (including stock-based compensation of $185,400,
$0, $0 and $0, respectively)	185,400	-	(17,400)	-
Advertising expense	37,008	21,510	14,675	20,893
Hosting expense	7,478	14,687	3,810	12,246
Rent expense	33,065	32,530	16,800	16,265
Professional fees	70,339	62,736	56,956	46,758
Depreciation of property and equipment	1,604	1,614	801	807
Amortization of intangible assets	-	1,986	-	993
Other	120,827	60,519	56,113	38,775

Total operating expenses	1,235,647	306,196	575,774	211,196

Loss from operations	(1,103,126)	(263,493)	(468,435)	(186,465)

Other income (expense):
Interest income	5,024	586	2,512	293
Income (expense) from derivative liability	844,051	(53,655)	(231,655)	(250,334)
Loss on stock issuance	(185,104)	-	(185,104)	-
Loss on debt conversion	(57,738)	-	(57,738)	-
Interest expense (including amortization of debt discounts of $54,165, $153,105, $25,701 and $65,375, respectively)	(70,425)	(167,786)	(34,456)	(71,942)

Other income (expense) – net	535,808	(220,855)	(506,441)	(321,983)

Loss before provision for income taxes	(567,318)	(484,348)	(974,876)	(508,448)

Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	$ (567,318)	(484,348)	(974,876)	(508,448)

Net loss per common share – basic and diluted
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding –
Basic	232,957,482	153,334,334	236,270,276	158,836,059
Diluted	371,751,524	267,980,990	377,833,277	278,278,009

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net loss	$ (567,318)	$ (484,348)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation, net of prepaid stock- based consulting fees	758,177	37,229
Loss on stock issuance	185,104	-
Loss on debt conversion	57,738	-
Debt issuance expense	14,000	-
Expense from derivative liability	(844,051)	53,655
Depreciation of property and equipment	1,604	1,614
Amortization of intangible assets	-	1,986
Amortization of debt discounts	54,165	153,105
Changes in operating assets and liabilities:
Accounts receivable	(8,057)	(10,948)
Inventory	2,712	(10,946)
Prepaid expenses	-	2,500
Accounts payable	(10,906)	48,896
Accrued officers compensation	72,500	36,000
Other accrued expenses payable	10,607	17,321

Net cash used in operating activities	(273,725)	(153,936)

Investing Activities:
Fixed assets additions	(38,355)	-

Net cash used in investing activities	(38,355)	-

Financing Activities:
Proceeds received from notes and loans payable	135,000	124,000
Proceeds from sale of Series B preferred stock	249,000	-

Net cash provided by financing activities	384,000	124,000

Increase (decrease) in cash and cash equivalents	71,920	(29,936)

Cash and cash equivalents, beginning of period	1,652	30,193

Cash and cash equivalents, end of period	$ 73,572	$ 257

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	$ 15,000	$ 65,000

Issuance of common stock in satisfaction of directors fees	$ 185,400	$ -

Issuance of common stock in satisfaction of accrued interest	$ 4,246	$ 7,837

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

(p)  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) which establishes revenue recognition standards. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. The impact of ASU 2014-09 on the Company’s financial statements has not been significant.

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

NOTE 7 – Notes and Loans Payable

Notes and loans payable consist of:
	June 30, 2018	December 31, 2017

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 15, 2017, interest at rates ranging from 12% to 14.99% per annum, due from April 6, 2017 to May 15, 2018, partially converted at March 22, 2017 and the remaining notes convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $1,815, respectively	38,500	36,685

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, interest at 12% per annum, due February 1, 2017 and May 20, 2017, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $0, respectively. The note date dated February 1, 2016 was fully converted at June 11, 2018	50,000	65,000

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 2, 2017 to May 4, 2018, interest at 12% per annum, due from September 16, 2017 to May 7, 2019 (as amended May 4, 2018), convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $8,451 and $19,613, respectively	105,049	73,887

Convertible note payable to lender dated August 8, 2017 interest at 12% per annum, due August 8, 2018, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $2,671 and $15,068, respectively	22,329	9,932

Convertible note payable to lender dated June 6, 2018, interest at 12% per annum, due March 6, 2019, convertible into Common Stock at a Conversion Price equal to the lesser of 55% of the lowest Closing Bid . Price of the Common Stock for the 25 Trading Days preceding the (i) Inception date or (ii) the Conversion Date – net of unamortized debt discount of $91,209 and $0, respectively	22,791	-

Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Note payable to Carl Dilley, a director of the Company, interest at 12.99% per annum, due February 1, 2021	15,000	-

Loan payable to Mckenzie Webster Limited (“MWL”), an entity controlled by the former Chairman of the Board of Directors of the Company, non-interest bearing, due on demand	3,000	3,000
Total	$ 261,669	$ 193,504

The derivative liability of the convertible notes payable consists of:

	June 30, 2018		December 31, 2017
	Face Value	Derivative Liability	Face Value	Derivative Liability

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 15, 2017, due from April 6, 2017 to May 15, 2018	38,500	$74,119	38,500	248,597

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, due February 1, 2017 and May 20, 2017. The note date dated February 1, 2016 was fully converted at June 11, 2018	50,000	96,258	65,000	418,889

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 2, 2017 to January 8, 2018, due from September 16, 2017 to May 7, 2019 (as amended May 4, 2018)	113,500	258,669	93,500	611,886

Convertible notes payable to lender dated June 6, 2018, due March 6, 2019	114,000	248,184	-	-
Convertible notes payable to lender dated August 8, 2017, due August 8, 2018	25,000	49,856	25,000	171,765

Totals	$341,000	$727,086	$222,000	$1,451,137

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

NOTE 10 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2016	50,000	247,500	297,500
Granted in 2017	-	-	-
Expired in 2017	-	-	-

Balance, December 31, 2017	50,000	247,500	297,500
Granted in 1Q, 2Q 2018	3,000,000	-	3,000,000
Cancelled in 1Q, 2Q 2018	-	-	-

Balance, June 30, 2018	3,050,000	247,500	3,297,500

Issued and outstanding stock options as of June 30, 2018 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2009	50,000	$1.000	2019
2018	3,000,000	$0.001	2023

Total	3,050,000

On June 11, 2018, the Company granted 3,000,000 options of CANB common stock to Carl Dilley, a director of the Company, in exchange for the retirement of a total of 3,000,000 shares of CANB common stock from Carl Dilley. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.001 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire June 11, 2023. The value of the Stock Options ($84,000) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $0.028 share price, (ii) 5 years term, (iii) 262.00% expected volatility, (iv) 2.80% risk free interest rate and the difference between this value and the fair value of retired shares was expensed in the quarterly period ended June 30, 2018.

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

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% and 35% to pretax income (loss) as follows:

	Six Months June 30,
	2018	2017

Expected income tax (benefit) at 21% and 35%	$ (119,137)	$ (169,522)

Loss on stock issuance	38,872	-

Loss on debt conversion	12,125	-

Non-deductible stock-based compensation	159,217	13,030

Non-deductible amortization of debt discounts	11,375	53,587

Non-deductible expense from derivative liability	(177,251)	18,779

Increase in deferred income tax assets
valuation allowance	74,799	84,126

Provision for (benefit from) income taxes	$ -	$ -

Deferred income tax assets consist of:

	June 30,	December 31,
	2018	2017

Net operating loss carryforward	1,469,157	1,394,358

Valuation allowance	(1,469,157)	(1,394,358)

Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,469,157 attributable to the future utilization of the $4,329,487 net operating loss carryforward as of June 30, 2018 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at December 31, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037 and 2038 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $386,297, $496,798 and $356,185 respectively.

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

On August 9, 2018, Company received a conversion notice from a lender. As a result, 9,544,292 shares of CANB common stock will be issued to the lender in satisfaction of notes payable of $50,000 and accrued interest payable of $7,266.

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

On July 12, 2018, the Company received a response from T8 Partners LLC (“T8”) confirming that the 2,500,000 shares requested to be returned by the Company in an arbitration filed on May 11, 2018 will be returned to the Company.

On July 31, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $3,225 fair value of the 250,000 shares of CANB common stock will be charged to consulting fees in the three months ended September 30, 2018.

In accordance with FASB ASC 855, Subsequent Events , the Company has evaluated subsequent events through August 16, 2018, the date on which these consolidated financial statements were available to be issued. Except as disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

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

Net loss increased from $508,448 in 2017 to $974,876 in 2018. The increase was due to the $281,940 increase in total operating expenses and the increase of $184,458 in other expense – net from $321,983 other expense – net in 2017 to $506,441 other expense– net in 2018, and the $128,321 increase in revenues.

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

Net loss increased from $484,348 in 2017 to $567,318 in 2018. The increase was due to the $839,633 increase in total operating expenses, offset by the increase of $756,663 in other income – net from $220,855 other expense – net in 2017 to $535,808 other income– net in 2018, and the $180,118 increase in revenues.

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

On May 9, 2018, the Company issued 125,000 shares of CANB common stock to a consultant for services rendered The $1,812 fair value of the 125,000 shares of CANB common stock was partially charged to consulting fees in the three months ended June 30, 2018.

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

CANBIOLA, INC.

Date: September 20, 2018	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer