Form 10-Q
period 2018-09-30
Canbiola, Inc.
filed 2018-11-14
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 13, 2018 was 358,301,097 shares.

CANBIOLA, INC.

FORM 10-Q

September 30, 2018

PART 1 - FINANCIAL INFORMATION

 Item 1.

Financial Statements.

Canbiola, Inc. and Subsidiary
Consolidated Balance Sheets
	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$ 380,576	$ 1,652
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	38,378	6,075
Inventory	4,353	9,834
Note receivable - current	75,000	75,000
Prepaid expenses - current	759,565	64,911
Total current assets	1,257,872	157,472

Property and equipment, at cost less accumulated
depreciation of $23,233 and $20,248, respectively	46,518	11,148

Other assets:
Security Deposit	17,687	11,687
Prepaid expenses - noncurrent	221,030
Note receivable - noncurrent	39,000	39,000
Total other assets	277,717	50,687

Total assets	$ 1,582,107	$ 219,307

Liabilities and Stockholders' Deficiency
Current liabilities:
Notes and loans payable	$ 135,410	$ 193,504
Derivative Liability	444,594	1,451,137
Accounts payable	147,034	143,274
Accrued officers compensation	184,650	98,750
Other accrued expenses payable	46,750	62,539
Total current liabilities and total liabilities	958,438	1,949,204
Commitments and contingencies (Notes 12 and 13)

Stockholders' deficiency:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value:
authorized 20 shares, issued and outstanding
13 and 8 shares, respectively	1,786,537	243,537
Series B Preferred stock, $0.001 par value:
authorized 500,000 shares, issued and outstanding
349,194and 157,985 shares, respectively	328	150
Common stock, no par value; authorized
750,000,000 shares, issued and outstanding
344,956,364 and 225,572,323 shares, respectively	17,791,974	12,524,042
Additional Paid-in capital	331,321	149,850
Additional Paid-in capital – Stock Options (Note 10)	84,000	-
Accumulated deficit	(19,370,491)	(14,647,476)
Total stockholders' deficiency	623,669	(1,729,897)

Total liabilities and stockholders' deficiency	$ 1,582,107	$ 219,307
See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Revenues
Service Revenue	$ 15,735	$ 43,507	$ 2,978	$ 1,800
Product Sales	371,553	22,433	160,350	20,298
Total Revenues	387,288	65,940	163,328	22,098
Cost of product sales	181,077	11,698	89,638	10,559
Gross profit	206,211	54,242	73,690	11,539

Operating cost and expenses:
Officers compensation	212,500	58,209	76,250	19,377
Consulting fees (including stock-based compensation of $1,091,094
$113,438, $518,317 and $76,209, respectively)	1,188,693	182,491	545,017	110,709
Directors fees (including stock-based compensation of $185,400,
$0, $0 and $0, respectively)	185,400	-	-	-
Advertising expense	62,743	35,312	25,735	13,802
Hosting expense	9,192	17,619	1,714	2,932
Rent expense	50,065	48,795	17,000	16,265
Professional fees	82,498	70,706	12,159	7,970
Depreciation of property and equipment	2,985	2,421	1,381	807
Amortization of intangible assets	-	2,979	-	993
Other	182,174	81,161	61,347	20,642

Total operating expenses	1,976,250	499,693	740,603	193,497

Loss from operations	(1,770,039)	(445,451)	(666,913)	(181,958)

Other income (expense):
Interest income	7,584	879	2,560	293
Income (expense) from derivative liability	1,146,543	252,010	302,492	305,665
Loss on stock issuance	(2,568,560)	-	(2,383,456)	-
Loss on debt conversion	(1,420,523)	(32,383)	(1,362,785)	(32,383)
Interest expense (including amortization of debt discounts of $93,978, $219,288, $39,813 and $66,183, respectively)	(118,022)	(241,300)	(47,597)	(73,514)

Other income (expense) – net	(2,952,978)	(20,794)	(3,488,786)	200,061

Loss before provision for income taxes	(4,723,017)	(466,245)	(4,155,699)	18,103

Provision for income taxes	-	-		-

Net loss and comprehensive loss	$ (4,723,017)	$ (466,245)	$ (4,155,699)	$ 18,103

Net loss per common share – basic and diluted
Basic	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average common shares outstanding –
Basic	246,648,668	156,928,795	273,584,588	164,000,506
Diluted	391,326,919	273,703,025	429,839,381	289,732,512

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net income	$ (4,723,017)	$ (466,245)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation, net of prepaid stock-based consulting fees	1,276,494	113,438
Loss on stock issuance	2,568,560	-
Loss on debt conversion	1,420,523	32,383
Debt issuance expense	14,000	-
Expense from derivative liability	(1,146,543)	(252,010)
Depreciation of property and equipment	2,985	2,421
Amortization of intangible assets	-	2,979
Amortization of debt discounts	93,978	219,288
Changes in operating assets and liabilities:
Accounts receivable	(32,303)	(8,288)
Inventory	5,481	(12,417)
Security deposit	(6,000)	-
Prepaid expenses	-	2,500
Accounts payable	3,759	80,973
Accrued officers compensation	85,900	54,000
Other accrued expenses payable	17,033	25,760
Net cash used in operating activities	(419,150)	(205,218)

Investing Activities:
Fixed assets additions	(38,355)	-
Net cash used in investing activities	(38,355)	-

Financing Activities:
Repayments of notes and loans payable	(2,571)	-
Proceeds received from notes and loans payable	155,000	179,250
Proceeds from sale of common stock	200,000	-
Proceeds from sale of Series B preferred stock	484,000	-
Net cash provided by financing activities	836,429	179,250

Increase (decrease) in cash and cash equivalents	378,924	(25,968)
Cash and cash equivalents, beginning of period	1,652	30,193
Cash and cash equivalents, end of period	$ 380,576	$ 4,225

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	$ 178,500	$ 115,000
Issuance of common stock in satisfaction of directors fees	$ 185,400	$ -
Issuance of common stock in satisfaction of accrued interest	$ 32,822	$ 11,168

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017

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

Canbiola, Inc. is a US Company specializing in the sale of a variety of Cannabidiol CBD (Hemp) based products such as oils, creams, moisturizers, isolate, gel caps, concentrate and water. Canbiola is developing their own line of proprietary products as well as seeking synergistic value through acquisitions in the Hemp Industry. Canbiola aims to be the premier provider of the highest quality Hemp natural products on the market through sourcing the very best raw material and developing a variety of products we believe will improve people's lives in a variety of areas.

CANB expects to concentrate its future business activities on the sale of Cannabidiol based products.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of September 30, 2018, the Company had cash and cash equivalents of $380,576 and a working capital surplus of $299,434. For the nine months ended September 30, 2018 and 2017, the Company had net loss of $4,723,017 and $466,245, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(l)  Advertising

Advertising costs are expensed as incurred and amounted to $62,743 and $35,312 for the nine months ended September 30, 2018 and 2017, respectively.

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

NOTE 4 – Notes Receivable

Notes receivable consist of:
	September 30, 2018	December 31, 2017
Secured Promissory note dated October 17, 2017 due from Pure Health Products, LLC (“PHP”), interest at 12% per annum, due October 17, 2018, secured by assets of PHP	$ 75,000	$ 75,000

Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	39,000	39,000

Total	114,000	114,000

Current portion of notes receivable	(75,000)	(75,000)
Noncurrent portion of notes receivable	$ 39,000	$ 39,000

Pursuant to an option Agreement dated November 10, 2017, the Company has an option expiring November 10, 2027 to purchase certain specified assets of Pure Health for $75,000, payable via cancellation of Pure Health’s obligations under the Secured Promissory Note or in cash or cash equivalent.

Stock Market Manager, Inc is affiliated with Carl Dilley, a Company director.

NOTE 5 – Property and Equipment, Net

Property and Equipment, net, consist of:

	September,	December 31,
	2018	2017

Furniture & Fixtures	$ 19,018	$ 19,018

Office Equipment	12,378	12,378

Manufacturing Equipment	38,355	-

Total	69,751	31,396

Accumulated amortization	(23,233)	(20,248)

Net	$ 46,518	$ 11,148

NOTE 6 – Intangible Assets, Net

Intangible assets, net, consist of:

	September 30,	December 31,
	2018	2017

Video conferencing software acquired
by Prosperity in December 2009	$ 30,000	$ 30,000

Enterprise and audit software acquired
by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Other	3,548	3,548

Total	60,428	60,428

Accumulated amortization and Impairment	(60,428)	(60,428)

Net	$ 0	$ 0

The above intangible assets relate to the document management and email marketing divisions. At December 31, 2017, we do not expect any future positive cash flow from these divisions. Accordingly, we have recorded an impairment expense of $21,509 at December 31, 2017 and reduced the net carrying value of these intangible assets to $0.

NOTE 7 – Notes and Loans Payable

Notes and loans payable consist of:
	September 30, 2018	December 31, 2017

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 15, 2017, interest at rates ranging from 12% to 14.99% per annum, due from April 6, 2017 to May 15, 2018, partially converted at March 22, 2017 and the remaining notes convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $1,815, respectively-fully converted on August 31, 2018	-	36,685

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

        February 1, 2016 was fully converted at June 11, 2018 while note dated

        December 21, 2016 was fully converted at September 7, 2018

	-	65,000

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 2, 2017 to August 10, 2018, interest at 12% per annum, due at June 30, 2020 (as amended August 13, 2018), convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $25,009 and $19,613, respectively. The note date dated May 2, 2017 was fully converted at August 9, 2018	58,490	73,887

Convertible note payable to lender dated August 8, 2017 interest at 12% per annum, due August 8, 2018, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $15,068, respectively. The notes were fully converted at August 31, 2018.	-	9,932

Convertible note payable to lender dated June 6, 2018, interest at 12% per annum, due March 6, 2019, convertible into Common Stock at a Conversion Price equal to the lesser of 55% of the lowest Closing Bid . Price of the Common Stock for the 25 Trading Days preceding the (i) Inception date or (ii) the Conversion Date – net of unamortized debt discount of $57,509 and $0, respectively. The note was fully paid off at October 19, 2018.	56,491	-

Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Note payable to Carl Dilley, a director of the Company, interest at 12.99% per annum, due February 1, 2021	12,429	-

Loan payable to Mckenzie Webster Limited (“MWL”), an entity controlled by the former Chairman of the Board of Directors of the Company, non-interest bearing, due on demand	3,000	3,000
Total	$ 135,410	$ 193,504

The derivative liability of the convertible notes payable consists of:

	September 30, 2018		December 31, 2017
	Face Value	Derivative Liability	Face Value	Derivative Liability

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 15, 2017, due from April 6, 2017 to May 15, 2018. Fully converted on August 31, 2018	$-	$-	38,500	248,597

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, due February 1, 2017 and May 20, 2017. The notes were fully converted at June 11, 2018 and September 7, 2018	-	-	65,000	418,889

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 25, 2017 to January 8, 2018, due at June 30, 2020 (as amended August 13, 2018),	83,500	288,075	93,500	611,886

Convertible notes payable to lender dated June 6, 2018, due March 6, 2019. Fully paid off at October 19, 2018.	114,000	156,519	-	-
Convertible notes payable to lender dated August 8, 2017, due August 8, 2018. Fully converted at August 31, 2018	-	-	25,000	171,765

Totals	$197,500	$444,594	$222,000	$1,451,137

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates (or amendment dates) of the notes ($505,493 total for the nine months ended September 30, 2018) and charged the applicable amounts to debt discounts ($140,000 total for the nine months ended September 30, 2018) and the remainder to other expense ($365,493 total for the nine months ended September 30, 2018). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates (or amendment dates) of the notes to the measurement date ($1,171,568 total decrease for the nine months ended September 30, 2018) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at September 30, 2018 include (1) stock price of $0.037 per share, (2) exercise price of $0.0100 and $0.0185 per share, (3) terms ranging from 0 days to 639 days, (4) expected volatility of 221% and (5) risk free interest rates ranging from 0.00% to 2.76%.

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

On February 16, 2018, the Company issued 3 shares of CANB Series A Preferred Stock to Andrew Holtmeyer pursuant to a service agreement. The fair value of the issuance is $1,020,000 and will be amortized over the vesting period of one year.

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

On April 13, 2018, April 25, 2018, May 3, 2018, June 19, 2018 and June 25, 2018, RedDiamond Partners converted its 10,000 shares, 10,000 shares, 10,000 shares, 15,000 shares and 10,000 shares of CANB Series B Preferred Stock to 1,287,129 shares, 1,287,129 shares, 1,287,129 shares, 3,545,455 shares, and 2,363,636 shares of CANB common stock, respectively.

On May 14, 2018, the Company issued 1 share of CANB Series A Preferred Stock to a consultant pursuant to a Consulting Agreement dated May 11, 2018. The $150,000 fair value of the issuance was partially charged to consulting fees in the three months ended September 30, 2018.

From July 24, 2018 to September 26, 2018, RedDiamond Partners converted aggregately 263,263 shares of CANB Series B Preferred Stock to 53,839,743 shares of CANB common stock.

On August 28, 2018, September 14, 2018 and September 19, 2018, the Company issued 36,842 shares, 105,263 shares, and 105,263 shares of CANB Series B Preferred Stock, respectively, to RedDiamond Partners LLC (“RedDiamond”) pursuant to an amended Securities Purchase Agreement dated January 9, 2018, in exchange for proceeds of $35,000, $100,000 and $100,000, respectively, or $0.95 per CANB Series B Preferred share.

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

On September 7, 2017, the Company issued 2,500,000 shares of CANB common stock to a consultant for services rendered. The $32,750 fair value of the 2,500,000 shares of CANB common stock was charged to consulting fees in the three months ended September 30, 2017. On July 12, 2018, the consultant agreed to return the 2,500,000 shares to the Company due to the lack of service after an arbitration was filed on May 11,2018.

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

On February 9, 2018, the Company issued 3,000,000 and 3,000,000 shares of CANB common stock to its two directors for services rendered, respectively. The $101,400 fair value of each 3,000,000 shares of CANB common stock was charged to directors fees in the three months ended March 31, 2018. The shares issued to one of the directors were converted to options at June 11, 2018 (see Note 10).

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

On June 11, 2018, the Company agreed to issue 2,749,429 shares of CANB common stock to a lender in satisfaction of notes payable of $15,000 and accrued interest payable of $4,246. The shares was issued at August 24, 2018.

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

From July 24, 2018 to September 26, 2018, the Company issued aggregately 53,839,743 shares of CANB common stock to RedDiamond in exchange for the retirement of 263,263 shares of CANB Series B Preferred Stock.

On July 31, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $3,225 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended September 30, 2018.

On August 9, 2018, Company received a conversion notice from a lender. As a result, 9,544,292 shares of CANB common stock was issued to the lender in satisfaction of notes payable of $50,000 and accrued interest payable of $7,266 at August 21, 2018.

On August 28, 2018, the Company issued 2,000,000 shares of CANB common stock to a consultant for services rendered. The $159,600 fair value of the 2,000,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 6, 2018, the Company issued 300,000 shares of CANB common stock to a consultant for services rendered. The $16,500 fair value of the 300,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 6, 2018, the Company issued 500,000 shares of CANB common stock to a consultant for services rendered. The $27,500 fair value of the 500,000 shares of CANB common stock was charged to consulting fees in the three months ended September 30, 2018.

On September 6, 2018, the Company issued 8,430,331 shares of CANB common stock to a lender in satisfaction of notes payable of $38,500 and accrued interest payable of $7,867.

On September 7, 2018, the Company issued 5,121,694 shares of CANB common stock to a lender in satisfaction of notes payable of $25,000 and accrued interest payable of $3,169.

On September 7, 2018, the Company issued 10,045,667 shares of CANB common stock to a lender in satisfaction of notes payable of $50,000 and accrued interest payable of $10,274.

On September 8, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $11,500 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 10, 2018, the Company issued 500,000 shares of CANB common stock to a consultant for services rendered. The $19,950 fair value of the 500,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 17, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $10,750 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 18, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $13,725 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 20, 2018, the Company issued 7,407,407 shares of CANB common stock to an investor pursuant to an Stock Purchase Agreement dated September 17, 2018, in exchange for proceeds of $200,000, or $0.027 per CANB common share.

On September 21, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $14,500 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 25, 2018, the Company issued 2,000,000 shares of CANB common stock to a consultant for services rendered. The $97,400 fair value of the 2,000,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

NOTE 10 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2016	50,000	247,500	297,500
Granted in 2017	-	-	-
Expired in 2017	-	-	-

Balance, December 31, 2017	50,000	247,500	297,500
Granted in 1Q, 2Q, 3Q 2018	3,000,000	2,850,000	5,850,000
Cancelled in 1Q, 2Q, 3Q 2018	-	-	-

Balance, September 30, 2018	3,050,000	3,097,500	6,147,500

Issued and outstanding stock options as of September 30, 2018 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2009	50,000	$1.000	2019
2018	3,000,000	$0.001	2023

Total	3,050,000

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

Issued and outstanding warrants as of September 30, 2018 consist of:

Year	Number Outstanding	Exercise		Year of
Granted	And Exercisable	Price		Expiration

2010	247,500	$1.00		2020
2018	2,850,000	$0.04345	(a)	2023

Total	3,097,500

(a) 110% of the closing price of the Company’s common stock on the date that the Holder funds the full purchase price of the Note.

NOTE 11 – Income Taxes

No provisions for income taxes were recorded for the periods presented since the Company incurred net losses in those periods.

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% and 35% to pretax income (loss) as follows:

	Nine Months September 30,
	2018	2017

Expected income tax (benefit) at 21% and 35%	$ (991,834)	$ (163,186)

Loss on stock issuance	539,398	-

Loss on debt conversion	298,310	-

Non-deductible stock-based compensation	268,064	39,703

Non-deductible amortization of debt discounts	19,735	76,751

Non-deductible expense from derivative liability	(240,774)	(76,869)

Increase in deferred income tax assets
valuation allowance	107,101	123,601

Provision for (benefit from) income taxes	$ -	$ -

Deferred income tax assets consist of:

	September 30,	December 31,
	2018	2017

Net operating loss carryforward	1,501,459	1,394,358

Valuation allowance	(1,501,459)	(1,394,358)

Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,501,459 attributable to the future utilization of the $4,483,307 net operating loss carryforward as of June 30, 2018 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at December 31, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037 and 2038 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $386,297, $496,798 and $510,005 respectively.

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

NOTE 12 – Commitments and Contingencies

Employment Agreements

On October 3, 2017, the Company executed an Executive Employment Agreement with Marco Alfonsi (“Alfonsi”) for Alfonsi to serve as the Company's chief executive officer and interim chief financial officer and secretary for cash compensation of $10,000 per month. Pursuant to the agreement, the Company issued a share of CANB Series A Preferred Stock to Alfonsi on October 4, 2017 (see Note 8). Alfonsi may terminate his employment upon 30 days written notice to the Company. The Company may terminate Alfonsi's employment upon written notice to Alfonsi by a vote of the Board of Directors. At November 1, 2018, this Agreement was terminated due to the execution of a new Employment Agreement with Marco Alfonsi (See Note 14).

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

On September 11, 2015, the Company executed a lease agreement with an unrelated third party for office space in Hicksville, New York for a term of 37 months. The lease provides for monthly rentals of $2,922 for lease year 1, $3,009 for lease year 2, and $3,100 for lease year 3. The lease also provides for additional rent based on increases in base year operating expenses and real estate taxes. On August 6, 2018, the Company renewed the lease agreement for a term of 36 months starting November 1, 2018. The lease provides for monthly rentals of $3,193 for lease year 1, $3,289 for lease year 2, and $3,388 for lease year 3.

Rent expense for the nine months ended September 30, 2018 and 2017 was $50,065 and $48,795, respectively.

At September 30, 2018, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2018

  $    6,387

Year ended December 31, 2019

      38,508

Year ended December 31, 2020

      39,666

Year ended December 31, 2021

      33,880

Total

                $ 118,441

Major Customers

For the nine months ended September 30, 2018, one customer accounted for approximately 15% of total revenues.

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

NOTE 13 – Related Party Transactions

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of CANB. At September 30, 2018, CANB had an account receivable from PAG of $7,240. For the nine months ended September 30, 2018, CANB had revenues from PAG of $5,000.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a Company director, is both a customer and vendor of CANB. At September 30, 2018, CANB had an account receivable from IST of $7,035 and an account payable to IST of $2,138. For the nine months ended September 30, 2018, CANB had revenues from IST of $4,000.

Stock Market Manager, Inc. is also an entity controlled by Mr. Dilley. For the nine months ended September 30, 2018, CANB had an account payable to Stock Market Manager Inc. of $1,676.

In order to facilitate its operations, the Company has entered into a Production Agreement with Pure Health Products, LLC (“PHP”), a New York limited liability company. Pursuant to the Production Agreement, PHP will manufacture, package, and sell the Company’s CBD infused products on an exclusive basis. PHP will not produce or manufacture any product containing any cannabis or hemp derivative for any person or entity other than the Company, and the Company controls the ingredients, recipe, manufacturing processes and procedures and quality and taste parameters for all Products produced at the PHP facility. PHP may also white label / rebrand or relabel the products on the Company’s behalf pursuant to “white label agreements” entered into between the Company and third-party customers. Credit card sales are processed through PHP as well. Through its contractual relationship with PHP, the Company is able to control the manufacturing process of its products while reducing its production costs. In addition, the Company has the option to acquire certain assets of PHP should it elect to take over direct manufacture of its Products. For the nine months ended September 30, 2018, purchase of CBD infused products from PHP totaled $141,811. At September 30, 2018, CANB had an account receivable from PHP of $17,801.36 and an account payable to PHP of $12,222.27.

At September 30, 2018, we have a note receivable from PHP in the amount of $75,000. PHP is controlled by Pasquale Ferro. At September 30, 2018, we are indebted to Mr. Ferro and his wife Rosemary Ferro in the amount of $83,500. At September 30, 2018, CANB has accrued account payable of $65,000 to Pasquale Ferro, pursuant to a consulting agreement dated April 13, 2017. The consulting agreement was expired in April, 2018.

The Company considers Pure Health products to be a variable interest entity as prescribed under Accounting guidelines. Due to the fact that the company is not dependent on Pure Health Products solely for manufacture, no consolidation of Pure Heath Products financial information is required.

During the nine months ended September 30, 2018, we had products sales to related parties totaling $0.

NOTE 14 – Subsequent Events

From October 2, 2018 to October 22, 2018, RedDiamond Partners converted aggregately 86,736 shares of CANB Series B Preferred Stock to 11,164,040 shares of CANB common stock.

On October 15, 2018, the Company executed an Employment Agreement (“Agreement”) with Stanley L. Teeple. The Agreement provides that Mr. Teeple services as the Company’s Chief Financial Officer and Secretary for a term of 4 years. The Agreement also provides for compensation to Mr. Teeple of $15,000 cash per month and the issuance of 1 share of Series A Preferred Stock upon execution of the Agreement. The Agreement can be terminated upon the resignation or death of Mr. Teeple, and also can be terminated by the Company due to the failure or neglect of Mr. Teeple to perform his duties, or due to the misconduct of Mr. Teeple in connection with the performance.

On October 19, 2018, the Company paid off the note dated June 6, 2018 to a lender. The note carries a principal of $114,000, 12 % annum interest rate and due at March 9, 2019. The difference between carrying value of the notes at October 19, 2018 and repayment of $179,000 will be charged to interest expense in the three months ended December 31, 2018.

On October 23, 2018, the Company issued 200,000 shares of CANB Series B Preferred Stock to RedDiamond Partners LLC (“RedDiamond”) pursuant to an amended Securities Purchase Agreement dated October 18, 2018, in exchange for proceeds of $190,000, or $0.95 per CANB Series B Preferred share.

On November 12, 2018, the Company executed an Employment Agreement (“Agreement”) with Marco Alfonsi

(“Alfonsi”) for Alfonsi to serve as the Company's chief executive officer for cash compensation of $15,000 per month. Pursuant to the agreement, three of the eight previously issued shares of CANB Series A Preferred Stock will be returned to the Company. Alfonsi may terminate his employment upon 30 days written notice to the Company. The Agreement has an initial term of four years and can be terminated upon the resignation or death of Mr. Alfonsi, and also can be terminated by the Company due to the failure or neglect of Mr. Alfonsi to perform his duties, or due to the misconduct of Mr. Alfonsi in connection with the performance.

On November 5, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $8,475 fair value of the 250,000 shares of CANB common stock will be charged to consulting fees in the three months ended December 31, 2018.

On October 10, 2018, Canbiola and International Spirits and Beverage Group, Inc. (ISBG) have signed a definitive agreement whereby Canbiola will manufacture products containing CBD in our manufacturing facility in WA to meet ISBG’s specification.  Once operational, the agreement is anticipated to allow for additional flavored beverages and incrementally increase in volume with new products being developed.

On October 11, 2018, the Company issued 3,000,000 stock options to the Company’s Chief Officer. The options are exercisable at an exercise price of $0.001 per share and expire October 11, 2022.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through November 13, 2018, the date on which these consolidated financial statements were available to be issued. Except as disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Canbiola was originally formed as a FL Corporation on October 11, 2005, as Prosperity Systems, Inc., subsequently merged with WrapMail, Inc. January 5, 2015 and operated as an email management company and which products are no longer being used.  In mid 2015, the company changed its name and its business model as formulator, developer, manufacturer, and distributor of a variety of Cannabidiol (CBD) based products. Canbiola has developed its own line of proprietary products including Nano pure hemp oil drops, hemp slave, and CBD Cryogel.   Cannabis is currently federally illegal and has legalized for medical purposes in some form in a limited number of states, but pure CBD products are legal in all 50 states. The company has hundreds of doctors using and recommending its products and looks to expand into additional markets and products in the near future.

Results of Operations

Three Months Ended September 30, 2018 compared with Three Months Ended September 30, 2017:

Revenues increased $141,230 from $22,098 in 2017 to $163,328 in 2018.

Cost of product sales increased $79,079 from $10,559 in 2017 to $89,638 in 2018 due to the launch of new product sales.

Officers compensation and payroll taxes increased $56,873 from $19,377 in 2017 to $76,250 in 2018. The 2018 expense amount ($76,250 consists of compensations accrued to our Chief Executive Officer ($30,000), Executive Vice President Business Development ($30,000) and compensation paid to Chief operating Officer ($16,250) pursuant to their respective employment or service agreements. The 2017 expense amount ($19,377) consists of salaries accrued to our Chief Executive Officer ($18,000) pursuant to their respective employment agreements and related payroll taxes ($1,377).

Consulting fees increased $434,308 from $110,709 in 2017 to $545,017 in 2018. The 2018 expense amount ($545,017) includes stock-based compensation of $518,317, resulting from stock issued for the service of consultants. The 2017 expense amount ($110,709) includes stock-based compensation of $76,209, resulting from stock issued for the service of consultants.

Directors fees remained as $0 in 2017 and 2018.

Advertising expense increased $11,933 from $13,802 in 2017 to $25,735 in 2018.

Hosting expense decreased $1,218 from $2,932 in 2017 to $1,714 in 2018.

Rent expense increased $735 from $16,265 in 2017 to $17,000 in 2018.

Professional fees increased $4,189 from $7,970 in 2017 to $12,159 in 2018.

Depreciation of property and equipment increased $573 from $807 in 2017 to $1,381 in 2018.

Amortization of intangible assets decreased $993 from $993 in 2017 to $0 in 2018.

Other operating expenses increased $40,705 from $20,642 in 2017 to $61,347 in 2018. The increase was due largely to higher travel expense and office expenses in 2018 compared to 2017.

Net income decreased from income of $18,103 in 2017 to a loss of $4,155,699 in 2018. The decrease was due to the $626,185 increase in total operating expenses and the decrease of $3,688,845 in other income – net from $200,061 other income – net in 2017 to $3,488,786 other expense– net in 2018, offset by the $141,230 increase in revenues.

Nine Months Ended September 30, 2018 compared with Nine Months Ended September 30, 2017:

Revenues increased $321,348 from $65,940 in 2017 to $387,288 in 2018.

Cost of product sales increased $169,379 from $11,698 in 2017 to $181,077 in 2018 due to the launch of new product sales.

Officers compensation and payroll taxes increased $154,291 from $58,209 in 2017 to $212,500 in 2018. The 2018 expense amount ($212,500 consists of compensations accrued to our Chief Executive Officer ($90,000), Executive Vice President Business Development ($82,500) and compensation paid to Chief operating Officer ($40,000) pursuant to their respective employment or service agreements. The 2017 expense amount ($58,209) consists of salaries accrued to our Chief Executive Officer ($54,000) pursuant to their respective employment agreements and related payroll taxes ($4,209).

Consulting fees increased $1,006,202 from $182,491 in 2017 to $1,188,693 in 2018. The 2018 expense amount ($1,188,693) includes stock-based compensation of $1,091,094, resulting from stock issued for services of consultants. The 2017 expense amount ($182,491) includes stock-based compensation of $113,438, resulting from stock issued for the services of consultants.

Directors fees increased $185,400 from $0 in 2017 to $185,400 in 2018. The 2018 expense amount ($185,400) are stock-based compensation paid to two directors of the Company.

Advertising expense increased $27,431from $35,312 in 2017 to $62,743 in 2018.

Hosting expense decreased $8,427 from $17,619 in 2017 to $9,192 in 2018.

Rent expense increased $1,270 from $48,795 in 2017 to $50,065 in 2018.

Professional fees increased $11,792 from $70,706 in 2017 to $82,498 in 2018.

Depreciation of property and equipment increased $564 from $2,421 in 2017 to $2,985 in 2018.

Amortization of intangible assets decreased $2,979 from $2,979 in 2017 to $0 in 2018.

Other operating expenses increased $101,013 from $81,161 in 2017 to $182,174 in 2018. The increase was due largely to higher travel expense and office expenses in 2018 compared to 2017.

Net loss increased $4,256,722 from $466,245 in 2017 to $4,723,017 in 2018. The increase was due to the $1,476,557 increase in total operating expenses, and the increase of $2,932,184 in other expense – net from $20,794 other expense – net in 2017 to $2,952,978 other expense– net in 2018 and offset by the $321,348 increase in revenues.

Liquidity and Capital Resources

At September 30, 2018, we had cash and cash equivalents of $380,576 and positive working capital of $299,434.

Cash and cash equivalents increased $378,924 from $1,652 at December 31, 2017 to $380,576 at September 30, 2018. For the nine months ended September 30, 2018, $836,429 was provided by financing activities, $38,355 was used in investing activities, and $419,150 was used in operating activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2018, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period September 30, 2018 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the quarterly period ended September 30, 2018 follows:

From July 24, 2018 to September 26, 2018, the Company issued aggregately 53,839,743 shares of CANB common stock to RedDiamond in exchange for the retirement of 263,263 shares of CANB Series B Preferred Stock.

On July 31, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $3,225 fair value of the 250,000 shares of CANB common stock was charged to consulting fees in the three months ended September 30, 2018.

On August 9, 2018, Company received a conversion notice from a lender. As a result, 9,544,292 shares of CANB common stock was issued to the lender in satisfaction of notes payable of $50,000 and accrued interest payable of $7,266 at August 21, 2018.

On August 28, 2018, the Company issued 2,000,000 shares of CANB common stock to a consultant for services rendered. The $159,600 fair value of the 2,000,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 6, 2018, the Company issued 300,000 shares of CANB common stock to a consultant for services rendered. The $16,500 fair value of the 300,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 6, 2018, the Company issued 500,000 shares of CANB common stock to a consultant for services rendered. The $27,500 fair value of the 500,000 shares of CANB common stock was charged to consulting fees in the three months ended September 30, 2018.

On September 6, 2018, the Company issued 8,430,331 shares of CANB common stock to a lender in satisfaction of notes payable of $38,500 and accrued interest payable of $7,867.

On September 7, 2018, the Company issued 5,121,694 shares of CANB common stock to a lender in satisfaction of notes payable of $25,000 and accrued interest payable of $3,169.

On September 7, 2018, the Company issued 10,045,667 shares of CANB common stock to a lender in satisfaction of notes payable of $50,000 and accrued interest payable of $10,274.

On September 8, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $11,500 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 10, 2018, the Company issued 500,000 shares of CANB common stock to a consultant for services rendered. The $19,950 fair value of the 500,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 17, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $10,750 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 18, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $13,725 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 20, 2018, the Company issued 7,407,407 shares of CANB common stock to an investor pursuant to a Stock Purchase Agreement dated September 17, 2018, in exchange for proceeds of $200,000, or $0.027 per CANB common share.

On September 21, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $14,500 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

On September 25, 2018, the Company issued 2,000,000 shares of CANB common stock to a consultant for services rendered. The $97,400 fair value of the 2,000,000 shares of CANB common stock was partially charged to consulting fees in the three months ended September 30, 2018.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended*
3.2	Bylaws*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer
99.1	Amendment to Articles of Incorporation and Certificate of Designations for Series B Preferred Stock **
99.2	Certificate of Designations for Series B Preferred Stock***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CANBIOLA, INC.

Date: November 14, 2018	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: November 14, 2018	By:	/s/ Stanley L. Teeple
Stanley L. Teeple, Chief Financial Officer