Form 10-K
period 2018-12-31
Canbiola, Inc.
filed 2019-04-16
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Common Stock, par value $0.001 per share

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2018, was $4,466,469, based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of April 12, 2019, the registrant had outstanding 548,487,714 shares of common stock, $0.00 par value per share.

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2018, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

Around the first quarter of 2017, the Company began to transition into the Hemp CBD industry and now primarily offers health and beauty products and supplements containing CBD. On May 15, 2017, WRAP changed its name to Canbiola, Inc. (the “Company” or “CANB” or “Canbiola”) to reflect its transition.

Business

The Company’s primary business is the development, production and sale of products and delivery devices containing CBD. The Company’s products contain CBD derived from Hemp and include products such as oils, creams, moisturizers, isolate, and gel caps. In addition to offering white labeled products, Canbiola has developed its own line of proprietary products, as well as seeking synergistic value through acquisitions of products and brands in the Hemp industry. Canbiola aims to be the premier provider of the highest quality natural Hemp CBD products on the market through sourcing the very best raw material and developing a variety of products we believe will improve people’s lives in a variety of areas.

“CBD” Business

Cannabidiol (“CBD”) is one of nearly 85 naturally occurring compounds (cannabinoids) found in industrial hemp (it is also contained in marijuana, but the Company’s products are derived only from hemp). CBD is non-psychoactive and is thought to have numerous uses, including, but not limited to, for pain, insomnia, epilepsy, anxiety, inflammation, and nausea. Unlike CBD derived from marijuana, CBD derived from the seeds and stalks of industrial hemp is generally considered “legal” in the U.S. so long as it contains less than 0.3% of “THC,” another, but psychoactive, cannabinoid found in cannabis. This purported “legal status” is because the 2018 Farm Bill removed hemp as a Schedule I drug under the Controlled Substances Act and hemp may now be grown as a commodity crop, with restrictions; however, the 2018 Farm Bill did not specifically legalize CBD. Until Congress promulgates rules and regulations relating to hemp derived CBD under the 2018 Farm Bill, the “legal” status of CBD from hemp, or the processes the Company may have to implement (and at what expense), are still unknowns. A similar paradigm exists under various state laws with which the Company will have to comply. In any case, CBD derived from marijuana, marijuana and other marijuana derivatives are federally illegal in the U.S. under the Controlled Substances Act, despite being medically or recreationally legal in numerous states, which is why the Company has established procedures to ensure that its CBD is derived from hemp in compliance with the Farm Bill.The Company has all of its hemp based raw materials (isolate) tested by a 3tf party independent laboratory and those results are posted on the Company web site.

In order to facilitate its operations, the Company has (and will) form or acquire a number of subsidiaries. Its goal is to eventually operate a vertically integrated hemp conglomerate that has operations spanning from seed to sale. Currently, the Company’s primary focus is the development, sale and manufacture of CBD products. The Company’s products are marketed under the tradename “Canbiola.,” and sold via its website and through doctors and other medical professionals with which the Company enters into distribution agreements. The Company also manufactures and/or sells separately branded CBD products through its subsidiaries and websites for “Pure Leaf Oil” brand and “Seven Chakras” brand.

In December, 2018, the Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”), with which it had had and has an exclusive production agreement, pursuant to an Acquisition Agreement (“PHP Acquisition Agreement”). PHP manufactures and packages the Company’s CBD infused products. PHP may also white label / rebrand or relabel the Company’s products pursuant to “white label agreements” entered into between the Company and/or PHP and third-party customers. Through PHP, the Company is able to control the manufacturing process of its products while reducing its production costs. In January, 2019, PHP acquired certain assets from Seven Chakras, LLC (“Seven Chakras”), a former competitor, which assets included the rights and title to (i) Seven Chakras’ proprietary formulas, methods, trade secrets, and know-how related to the production of Seven Chakras’ CBD products, (ii) Seven Chakras’ tradename, domain name, and social media sites, and (iii) other assets of Seven Chakras including but not limited to raw materials, equipment, packaging and labeling materials, mailing lists, and marketing materials. The Company believes the acquisition of Seven Chakra’s assets will bring accretive value and expand the Company’s market base. The Severn Chakras has a customer following in the northwest and compliments the Canbiola and Pure Leaf Oil brands with additional new products such as bath bombs, stress relief products, and lotions. Seven Chakras has its own internet website and continues in its direct marketing to its customer base.

In November 2018, the Company formed Duramed, Inc., a Nevada corporation (“Duramed”) to facilitate the manufacture and sale of durable medical equipment incorporating CBD. On January 14, 2019, Duramed entered into a Memorandum of Understanding (the “Sam MOU”) with Sam International (“Sam”) and ZetrOZ Systems LLC (“ZetrOZ” and, collectively with Sam, the “Manufacturers”). Pursuant to the Sam MOU, the Manufacturers granted Duramed the exclusive right to distribute sam® Pro 2.0 (SA271) and sam® Gel Coupling Patches (UB-14-72) within the United States for the Personal Injury Protection/No Fault Market during the term of the MOU. Duramed has agreed to purchase monthly minimums from the Manufacturers at a price per Unit of $2,447. The exclusivity of the Distribution License granted to Duramed under the MOU is dependent upon meeting the monthly minimum. In addition, Duramed was granted the right to distribute sam® Gel Capture Patches (UB-14-24). Duramed will get rebates of 2%-3% based on the volume of Products sold by it. The initial term of the Sam MOU expires December 31, 2019 (the “Initial Term”). The agreement contemplated by the MOU will automatically renew for additional one-year terms at the end of each calendar year, provided the monthly minimums have been met. The primary thrust of the Duramed Division is to market to patients via doctors via a device rental program reimbursable by insurance carriers to help patient with pain reductions and faster healing.

The CBD and cannabis markets are flooded with competition ranging from mom and pop operations to multi-million-dollar conglomerates, many with longer operating histories, more capital and/or more industry knowledge than the Company. The Company hopes to partner with or engage industry specialists to help set it apart from its numerous competitors. One of those points of differentiation is its 3rd party independent testing “Certificate of Analysis” conducted on all of the CBD isolate products it purchases and posting of those lab results on its website.

The statements found herein have not been evaluated by the Food and Drug Administration (FDA) and the Company’s products are not intended to diagnose, treat, cure or prevent any disease or medical condition.

WRAPmail

The Company owns a patented technology that combines custom marketing content with organization e-mail to provide a next generation marketing platform for organizations and personal use. WRAPMail had provided software solutions for marketing and is no longer being sold or serviced.

We are not aware of any competitors developing a similar solution to WRAPmail, possibly giving us first mover advantage. Nonetheless, we may face competition from stationary letterhead, bulk e-mail and similar product providers.

Currently the Company is not pursuing additional customers for WRAPmail but does continue to service current customers using the software.

Bullseye

The Bullseye Productivity Suite is a cloud-based system that consolidates all necessary office productivity tools into one online experience, accessible everywhere when you need it with full disaster recovery mechanisms built in. All functions and features are audited to help users with corporate governance and compliance issues.

The Company is not presently seeking additional customers for Bullseye but continues to service the existing customer base.

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

The above patents relate to the document management and email marketing divisions. Due to diminishing revenue from these divisions, the Company’s accountant determined to reduce the fair value of these patents to $0.

The Company employes through its Pure Health Products LLC Division, two full time product researchers and CBD technology experts who, on a daily basis, set the quality standards and new product development status and time-line agendas under the direct supervision of the company’s management team.

Employees

The Company currently has four full-time employee and seven under services agreements.

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

Research and Development

In fiscal year 2017 and 2018 we spent respectively $37,000 and $75,000 in research and development which was expenses as spent.

Government Regulation

The cultivation and sale of hemp and hemp products is federally regulated under the United States Farm Bill. The 2018 Farm Bill removed hemp as a Schedule 1 Substance under the Controlled Substances Act; however, rules and regulations relating to manufacture and sale of CBD products under the Farm Bill must still be promulgated and are expected to impact the Company’s operations. As the legal CBD industry and our product lines expand, it is uncertain what other statutory schemes and agencies will start to regulate our CBD products. The FDA currently still considers the addition of CBD to food products or supplements to be illegal and prohibits the advertisement of CBD products with health claims. The Company must also comply with each state’s laws relating to the sale of hemp based CBD products. These regulations may affect, among others, the way the Company manufactures and distributes its products, the way the Company is taxed, the way the Company banks, the location of the Company’s facilities, the content and testing of the Company’s products, and the quality of the Company’s services.

Through our document management and email marketing platforms, we are also subject to general business regulations and laws as well as Federal and state regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

Transfer Agent

We had engaged Island Stock Transfer, located at 15500 Roosevelt Blvd, Suite 301, Clearwater, FL 33760, as our stock transfer agent. Phone: 727.289.0010. Our former director, Carl Dilley, is a principal of Island Stock Transfer.

On April 1st, 2019 we changed Transfer Agents to Transhare Corporation located at 15500 Roosevelt Blvd, Suite 302, Clearwater FL 33760.

Item 1A.	Risk Factors

We are a smaller reporting company and not required to provide the information in this Item.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company does not currently own any real property. We do however lease office space in Hicksville, New York. The Company’s wholly-owned subsidiary, Pure Health Products, operates its manufacturing facility in the state of Washington.

Item 3.	Legal Proceedings

We are not aware of any pending or threatened legal proceedings in which we are involved, except as disclosed herein. On or around May 11, 2018, the Company initiated arbitration proceedings against T8 Partners, Inc., a New York Corporation (“T8”), pursuant to the American Arbitration Association (“AAA”) rules, for breach of contract and return of 2.5M shares of the Company’s common stock for non-performance by T8 under a services contract. The case, Case No. 01-18-0001-8823, is being heard in AAA’s Los Angeles Regional Office.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for quotation on OTCQB Market’s under the symbol “CANB.” Our common stock began trading in April 2011. Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

The following table presents, for the periods indicated, the high and low bid prices of the Company’s common stock and is based upon information provided by OTC Market. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	2018
	High	Low
First Quarter	$0.05	$0.02
Second Quarter	$0.03	$0.01
Third Quarter	$0.10	$0.01
Fourth Quarter	$0.10	$0.03

	2017
	High	Low
First Quarter	$0.09	$0.07
Second Quarter	$0.04	$0.03
Third Quarter	$0.03	$0.03
Fourth Quarter	$0.04	$0.03

The last reported sale price of the Company’s common stock as of April 12, 2019 was $0.039 per share.

Record Holders

As April 12, 2019, there were 548,487,714 shares of common stock issued and outstanding to approximately 163 shareholders of record.

Dividends

The Company paid $13,779 in in-kind dividends on its Class B Preferred Stock by the issuance of common stock to the Class B holders in 2018 and $0 in 2017. Each share of Series B Preferred Stock has the first preference to dividends, distributions and payments upon liquidation, dissolution and winding-up of the Company, and is entitled to an accrued cumulative but not compounding dividend at the rate of 5% per annum whether or not declared. After six months of the issuance date, such share and any accrued but unpaid dividends can be converted into common stock at the conversion price which is the lower of (i) $0.0101; or (ii) the lower of the dollar volume weighted average price of CANB common stock on the trading day prior to the conversion day or the dollar volume weighted average price of CANB common stock on the conversion day. The Series B Preferred Stock have no voting rights.

We do not anticipate paying any cash dividends in the foreseeable future. Except for its Class B Preferred Stock, the payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance under Equity Compensation Plans

We do not now have, or plan to have in the near future, an equity incentive plan.

Recent Sales of Unregistered Securities

The following is a summary of transactions since our previous disclosure on our Form 10-Q filed with the Securities and Exchange Commission on November 14, 2018 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Each offer and sale were exempt from registration under either Section 4(a)(2) of the Securities Act or Rule 506(b) under Regulation D of the Securities Act.

From October 2, 2018 to November 7, 2018, the Company issued aggregately 13,094,733 shares of CANB common stock to RedDiamond in exchange for the retirement of 101,736 shares of CANB Series B Preferred Stock.

From November 5, 2018 to December 28, 2018, the Company issued aggregately 2,125,000 shares of CANB common stock to multiple consultants for services rendered. The $80,665 fair value of the 2,125,000 shares of CANB common stock was partially charged to consulting fees in the three months ended December 30, 2018.

From December 3, 2018 to December 28, 2018, the Company issued aggregately 1,500,000 shares of CANB common stock to three board members for services rendered. The $62,342 fair value of the 1,500,000 shares of CANB common stock was charged to director fees in the three months ended December 30, 2018.

From December 3, 2018 to December 28, 2018, the Company issued aggregately 22,413,794 shares of CANB common stock to multiple investors pursuant to relative Stock Purchase Agreements dated on various dates, in exchange for total proceeds of $650,000.

On December 11, 2018, the Company issued 891,089 shares of CANB common stock to RedDiamond in satisfaction of dividend payable of $9.000.

On December 19, 2018, the Company issued 891,089 shares of CANB common stock to Auctus, LLC pursuant to a cashless exercise of stock options.

On December 21, 2018, Company received a conversion notice from a lender. As a result, 9,372,100 shares of CANB common stock was issued to the lender in satisfaction of notes payable of $83,500 and accrued interest payable of $10,221.

On December 21, 2018, Company issued aggregately 4,370,629 shares of CANB common stock to four officers and key executives of the Company in satisfaction of accrued compensation of $192,300.

On December 28, 2018, the Company issued 3,096,827 shares of CANB common stock for the acquisition of Pure Health Products, LLC.

On December 28, 2018, the Company issued 245,789 shares of CANB common stock to a key executive of the Company pursuant to the Employment Agreement dated December 29, 2018 with Andrew Holtmeyer. The $14,207 fair value of the issuance was charged to stock-based compensation in the three months ended December 31, 2018.

On December 29, the Company issued 30,000,000 shares of CANB common stock to Marco Alfonsi in exchange for the return of 3 shares of CANB Series A Preferred Stock owned by Marco Alfonsi.

On January 28, 2019, the Company issued 10,000,000 shares of CANB common stock to a consultant of the Company in exchange for the return of 1 share of CANB Series A Preferred Stock.

From February 21, 2019 to March 12, 2019, the Company issued aggregately 20,221,436 shares of CANB common stock to RedDiamond in exchange for the retirement of 157,105 shares of CANB Series B Preferred Stock.

From January 4, 2019 to March 27, 2019, the Company issued aggregately 41,431,994 shares of CANB common stock to multiple investors pursuant to relative Stock Purchase Agreements dated on various dates, in exchange for total proceeds of $1,196,100.

On January 14, 2019, the Company issued 7,500,000 shares of CANB common stock the owner of Hudilab, Inc., pursuant to a License and Acquisition Agreement dated January 14, 2019.

From January 18, 2019 to March 17, 2019, the Company issued aggregately 24,600,000 shares of CANB common stock to multiple consultants for services rendered.

From January 19, 2019 to March 27, 2019, the Company issued aggregately 1,167,959 shares of CANB common stock to key employees and officers of the Company pursuant to employee agreement and in satisfaction of accrued compensation for the quarter ended March 31, 2019.

On February 5, 2019, the Company issued 2,000,000 shares to the owner of TZ Wholesale LLC, pursuant to a Memorandum of Understanding (the “MOU”) dated November 9, 2018.

On February 20, 2019, the Company issued 1,000,000 shares of CANB common stock to owners of Seven Chakras pursuant to an Asset Purchase Agreement dated January 31, 2019.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Canbiola, Inc. was originally formed as a Florida corporation on October 11, 2005, under the name of WrapMail, Inc. Effective January 5, 2015, we acquired 100% ownership of Prosperity Systems, Inc., which the Company is in the process of dissolving. Effective December 28, 2018, we acquired 100% ownership of Pure Health Products. In November 2018, we formed Duramed as a wholly-owned subsidiary. The Company is presently in the process of dissolving Prosperity.

We manufacture and sell products containing CBD. We also provide document, project, marketing and sales management systems to our residual business clients through our website and proprietary software, which divisions are being wound-down. The consolidated financial statements include the accounts of CANB and its wholly owned subsidiary Pure Health Products from the date of its acquisition on December 28, 2018.

Results of Operations

Year Ended December 31, 2018 compared with Year Ended December 31, 2017:

Revenues increased $545,857 from $122,746 in 2017 to $668,603 in 2018. The increase was due to the growth of CBD product sales.

Cost of product sales increased $361,068 from $44,466 in 2017 to $405,434 in 2018 due to the growth of product sales and outreach into additional market segments such as wholesale and private label opportunities.

Officers and director’s compensation and payroll taxes increased $1,324,581 from to $154,406 in 2017 to $1,478,987 in 2018. The 2017 expense amount ($154,406) consists of salaries accrued to our Chief Executive Officer ($84,000) and stock based compensation of ($63,902) pursuant to their respective employment agreements and related payroll taxes ($6,504). The 2018 expense amount ($1,478,987) includes additional stock-based compensation of ($1,255,193) pursuant to their respective employment agreements and related payroll taxes ($2,559).

Consulting fees increased $1,384,902 from $284,741 in 2017 to $1,669,443 in 2018. The 2017 expense amount ($284,741) includes stock-based compensation of ($167,688), resulting from stock issued for the service of consultants. The 2018 expense amount ($1,669,443) includes stock-based compensation of ($1,527,107), resulting from stock issued for the service of consultants.

Advertising expense increased $55,994 from $28,322 in 2017 to $84,316 in 2018.

Hosting expense decreased $7,266 from $21,963 in 2017 to $14,697 in 2018.

Rent expense increased $2,105 from $65,060 in 2017 to $67,165 in 2018.

Professional fees increased $22,172 from $95,546 in 2017 to $117,718 in 2018.

Depreciation of property and equipment increased $2,246 from $3,227 in 2017 to $5,473 in 2018.

Amortization of intangible assets decreased $3,972 from $3,972 in 2017 to $0 in 2018.

Other operating expenses increased $107,215 from $133,829 in 2017 to $241,044 in 2018. The increase was due largely to higher commission fees, supplies expense and shipping expenses in 2018 compared to 2017.

Net loss increased $1,972,558 from $2,139,719 in 2017 to $4,112,277 in 2018. The increase was due to the $2,877,777 increase in total operating expenses offset by the $730,430 decrease in other expense - net, and by the $184,989 increase in gross profit.

Liquidity and Capital Resources

At December 31, 2018, the Company had cash and cash equivalents of $807,747 and a working capital of $939,582. Cash and cash equivalents increased $806,095 from $1,652 at December 31, 2017 to $807,747 at December 31, 2018. For the year ended December 31, 2018, $1,605,644 was provided by financing activities, $753,569 was used in operating activities, and $45,980 was used in investing activities.

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

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2018 and 2017 and the report of BMKR, LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-27 of this Annual Report.

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

Management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principle, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our board of directors is elected annually by our shareholders. The board of directors elects our executive officers annually. Our directors and executive officers as of April __, 2019 are as follows:

Name	Age	Position
Marco Alfonsi	57	CEO, Director, Chairman
Stanley L. Teeple	70	CFO, Secretary, Director
Andrew Holtmeyer	57	VP of Business Development

Marco Alfonsi, CEO and Chairman Director has been a financial service professional for the past 20 years. Mr. Alfonsi was appointed director and CEO of the Company in or around January 2015. Immediately prior to that, he spent eight years serving as the CEO of Prosperity Systems, Inc.

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

Stanley L. Teeple –Mr. Teeple was engaged from 2017-2018 with Solis Tek, Inc. (OTCQB:SLTK) a California based publicly traded corporation as Senior Vice President, Corporate Secretary, and Chief Compliance Officer. Solis Tek, Inc. a NV Corporation, is a developer of lighting and nutrient products, and most recently in cultivation and processing for the cannabis industry. Previously, from 2015-2016 Mr. Teeple was Chief Financial Officer and Secretary for Zonzia Media, Inc. (OTC:ZONX), a provider of streaming video and content to cable subscribers and hotel networks throughout the eastern US. From 2008 to 2014 Mr. Teeple was Chief Financial Officer and Secretary of Indigo-Energy, Inc. (OTC:IDGG) a publicly traded company in the oil and gas exploration business. Over the prior three plus decades Mr. Teeple through his turnaround consulting business, Stan Teeple, Inc., has held numerous senior management positions in several public and private companies across a broad spectrum of industries. Additionally, he has operated and worked for various court appointed trustees and principals as CEO, COO, and CFO in the entertainment, pharmaceuticals, food, travel, and tech industries. He operated his consulting business on a project-to-project basis and holds various other directorships. His businesses operational strengths include knowing how to manage and maximize the resources and preserve the integrity of a company from start-up through to maturity and corporate compliance in a regulatory environment.

Andrew Holtmeyer – Mr. Holtmeyer started his business career in the financial services sector. During his 20 year career on wall street, Mr. Holtmeyer worked at and built several investment firms that employed hundreds of salesmen. During the last 5 years of his career, he concentrated mostly on investment banking. After leaving the financial sector, Mr. Holtmeyer started a highly successful consulting firm, which concentrated on raising capital for small to mid-sized companies that were both private and public. After selling his consulting business, Mr. Holtmeyer started a very successful real estates business which is now run by his family.

Carl Dilley, 63, served on our Board of Directors until he resigned for personal reasons on February 21, 2019.

David Posel, 39, served as the Company’s COO during 2018, when the Company’s operations were limited to its contractual arrangement with Pure Health Products. After acquiring PHP directly, Mr. Posel was transitioned to COO of PHP.

Board Committees

We have not yet established an audit committee, compensation committee, or nominating committee. During 2018, the functions ordinarily handled by these committees were handled by our entire Board.

Family Relationships

There are no familial relationships between any of our officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our current directors and executive officers have not been involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

The Company is not currently listed on any national securities exchange that has a requirement that the board of directors be independent. None of the Company’s directors are independent.

Code of Ethics

We have not adopted a Code of Ethics that applies to all of our employees and officers, and the members of our Board of Directors due to the financial constraints of doing so.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2018, the following Reporting Persons did not meet all applicable Section 16(a) filing requirements: (i) Stanley Teeple, (ii) David Posel, and (iii) Carl Dilley. Otherwise, we believe that the Reporting Persons met such filing requirements.

Item 11.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2018.

Executive Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Marco Alfonsi(1)	2017	$84,000	$0	$63,902	$0	$0	$0	$0	$147,902
CEO and Director	2018	$104,500	$0	$0	$0	$0	$0	$0	$104,500
Stanley L. Teeple(2)	2018	$45,000	$0	$144,500	$118,200	$0	$0	$0	$307,700
Andrew Holtmeyer(3)	2018	$118,400	$0	$1,169,658	$0	$0	$0	$0	$1,288,058
David Posel (4)	2018	$60,000	$0	$58,720	$0	$0	$0	$0	$118,720

(1) Pursuant to an employment agreement entered on or around May 14, 2015, Marco Alfonsi was entitled to receive compensation of $6,000 per month through September 31, 2017 when the contract expired. On or around October 3, 2017, the Company entered into a new employment agreement with Mr. Alfonsi whereby he was entitled to receive $10,000 per month for a period of three years. Mr. Alfonsi also received one share of Class A Preferred Stock upon his execution of the new agreement. In addition, on or around October 4, 2017, the Company authorized the issuance of an additional two shares of Class A Preferred Stock to Mr. Alfonsi in consideration for cancellation of approximately $120,000 of deferred income owed to Mr. Alfonsi. The Company entered into a new employment agreement dated October 21, 2018 Mr. Alfonsi, pursuant to which Mr. Alfonsi agreed to continue to serve as the Company’s Chief Executive Officer (“CEO”) and accept appointment as Chairman of the Board of Directors (“Chairman”) for an initial term of four (4) years. He is entitled to receive $15,000 per month and other compensation under the new agreement.

(2) Pursuant to an employment agreement entered on or around October 15, 2018, Mr. Teeple services as the Company’s Chief Financial Officer and Secretary for a term of 4 years. The Agreement also provides for compensation to Mr. Teeple of $15,000 cash per month and the issuance of 1 share of Series A Preferred Stock upon execution of the Agreement. The fair value of the Series A preferred Stock is $578,000 and has a vesting period of four years. In 2018, the amortized portion of Series A preferred Stock is $144,500.

(3) On February 16, 2018, the Company executed an Executive Service Agreement (“Agreement”) with Andrew W Holtmeyer. The Agreement provides that Mr. Holtmeyer services as the Company’s Executive Vice President Business for a term of 3 years. The Agreement also provides for compensation to Mr. Holtmeyer of $10,000 cash per month and the issuance of 3, 2 and 1 share of Series A Preferred Stock at the beginning of each year. On December 29, 2018, this Agreement was terminated due to the execution of a new Employment Agreement with Andrew W Holtmeyer. The Agreement provides that Mr. Holtmeyer services as the Company’s Executive Vice President Business for a term of 4 years. The Agreement also provides for compensation to Mr. Holtmeyer of $15,000 cash per month and the issuance of 245,789 shares of common stock upon signing of the agreement. In 2018, the Company issued 5 shares of Series A preferred shares valued at $3,910,000 and the amortization in 2018 is $1,169,658.

(4) On February 12, 2018, the Company executed an Executive Service Agreement (“Agreement”) with David Posel. The Agreement provides that Mr. Posel services as the Company’s Chief Operating Officer for a term of 4 years. The Agreement also provides for compensation to Mr. Posel of $5,000 cash per month and the issuance of 1 share of Series A Preferred Stock at the inception of the Agreement. In the fourth quarter, this Agreement was terminated due to the execution of a new Employment Agreement between Pure Health Products, LLC and David Posel. The fair value of the Series A preferred Stock is $373,000 and has a vesting period of four years. In 2018, the amortized portion of Series A preferred Stock related to Mr. Posel’s service as an executive is $58,720.

We do not have an equity incentive plan and no named executive officer has unexercised outstanding equity awards.

The table below summarizes all compensation awarded to, earned by, or paid to our non-interested directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2018.

Non-Interested Director Summary Compensation Table

Name and principal position	Year	Fees Earned or Paid in Cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Carl Dilley(1)	2017	$0	$0	$0	$0	$0	$0	$0
Director	2018	$0	$0	$84,000	$0	$0	$0	$84,000

(1)	Mr. Dilley resigned from the Company on February 21, 2019.

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

The following tables set forth the ownership, as of April 12, 2019, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The Company’s principal office is the business address for each of the named shareholders.

There are 548,487,714 shares of common stock outstanding as of April 12, 2019, and 17 shares of Series A preferred stock issued and outstanding, which in aggregate are convertible into 170,000,000 shares of common stock at any time and represent 340,000,000 votes. There is a total of approximately 888,487,714 votes eligible to be cast in any Company vote as of April 15, 2019.

On April 12, 2019, Red Diamond Partners LLC (“Red Diamond”) owned 342,853 shares of Series B Preferred Stock, which is convertible into approximately 44,129,594 shares of common stock, subject to ownership percentage limitations; however, Series B Preferred Stock is non-voting.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities.

Except as otherwise indicated and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. Unless stated otherwise, the business address for these shareholders is 960 South Broadway, Suite 120, Hicksville NY 11801.

Name	Title	Number of Common Shares	% of Common Shares	Number of Series A Preferred Shares	% of Series A Preferred Shares	% of Eligible Votes	Number of Warrants currently exercisable or exercisable in the next 60 days
Marco Alfonsi[1]	CEO, Director	59,398,915	10.83%	5	29.41%	17.94%	0
Stanley L. Teeple[2]	CFO, Director	980,752	0.18%	1	5.88%	2.36%	0
Andrew Holtmeyer[3]	Vice President	1,107,769	0.20%	5	29.41%	11.38%	0
All officers and directors as a group [3 persons]		61,487,436	11.21%	11	64.70%	31.68%	0

(1) As of April 12, 2019, Marco Alfonsi owns approximately 59,398,915 shares of common stock and 5 shares of Series A preferred stock, which are convertible into 50,000,000 shares and equal 100,000,000 votes. Prior to October 29, 2015, Mr. Alfonsi owned 81,000,000 shares of the Company’s common stock, at which time it was agreed that he would retire 50,000,000 shares of common stock for 5 shares of Series A Preferred Stock. In addition to the listed shares, four members of Mr. Alfonsi’s family hold an aggregate of 10,000,000 shares of common stock, which shares have not been included in the above calculations.

(2) As of April 12, 2019, Stanley L. Teeple owns approximately 980,752 shares of common stock and 1 shares of Series A preferred stock, which are convertible into 10,000,000 shares and equal 20,000,000 votes.

(3) As of April 12, 2019, Andrew Holtmeyer owns approximately 1,107,769 shares of common stock and 5 shares of Series A preferred stock, which are convertible into 50,000,000 shares and equal 100,000,000 votes.

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting stock, excluding our directors and our executive officers

Name	Number of Common Shares	% of Common Shares	Number of Preferred A Shares	% of Shares	% of Eligible Votes	Number of Warrants currently exercisable or exercisable in the next 60 days
McKenzie Webster Limited[1]	64,879,916	11.83%	0	0%	7.30%	0
Pasquale Ferro [2]	22,172,159	4.04%	5	29.41%	13.75%	0

(1)	McKenzie Webster Limited is controlled by the Company’s former director and CFO, Rolv Heggenhougen. The business address for this shareholder is 445 NE 12th Ave., Fort Lauderdale, Florida 33301.
(2)	Pasquale Ferro is the President of Pure Health Products, LLC, a wholly owned subsidiary of the Company.

The above tables are based upon information derived from our stock records. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Item 13.	Certain Relationships and Related Party Transactions

Except as described herein (or within the section entitled Executive Compensation of this prospectus), none of the following parties (each a “Related Party”) has, in our fiscal years ended 2017 and 2018, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	any of our directors or officers;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
●	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of CANB. At December 31, 2018, CANB had an account receivable from PAG of $7,240. For the year ended December 31, 2018, CANB had revenues from PAG of $5,000.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a Company director, is both a customer and vendor of CANB. At December 31, 2018, CANB had an account receivable from IST of $7,035 and an account payable to IST of $1,454. For the year ended December 31, 2018, CANB had revenues from IST of $4,000.

Stock Market Manager, Inc. is also an entity controlled by Mr. Dilley. For the year ended December 31, 2018, CANB had an account payable to Stock Market Manager Inc. of $1,676.

In order to facilitate its operations, the Company has entered into a Production Agreement with Pure Health Products, LLC (“PHP”), a New York limited liability company. Pursuant to the Production Agreement, PHP will manufacture, package, and sell the Company’s CBD infused products on an exclusive basis. PHP will not produce or manufacture any product containing any cannabis or hemp derivative for any person or entity other than the Company, and the Company controls the ingredients, recipe, manufacturing processes and procedures and quality and taste parameters for all Products produced at the PHP facility. PHP may also white label / rebrand or relabel the products on the Company’s behalf pursuant to “white label agreements” entered into between the Company and third-party customers. Credit card sales are processed through PHP as well. Through its contractual relationship with PHP, the Company is able to control the manufacturing process of its products while reducing its production costs. In addition, the Company has the option to acquire certain assets of PHP should it elect to take over direct manufacture of its Products. For the year ended December 31, 2018, purchase of CBD infused products from PHP totaled $274,556.50. Effective December 28, 2018, the Company acquired Pure Health Products, LLC.

During the year ended December 31, 2018, we had products and service sales to related parties totaling $5,000.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by BMKR, LLP, our independent registered public accounting firm, during the fiscal years ended December 31, 2018 and December 31, 2017 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2018		December 31, 2017

Audit Fees		$23,965		$31,700
Audited Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

2.1	Share Exchange Agreement with Prosperity*
3.1	Articles of Incorporation, as amended*
3.2	Bylaws*
10.1	Agreement with RedDiamond Partners LLC
10.2	Amended Agreement with RedDiamond Partners LLC
10.3	Agreement with Pure Health Products, LLC
10.4	Employment Agreement with Marco Alfonsi
10.5	Employment Agreement with Stanley L. Teeple
10.6	Employment Agreement with Andrew Holtmeyer
10.7	Employment Agreement with Pasquale Ferro
10.8	Agreement with Hudilab, Inc.
10.9	Agreement with TZ Wholesale LLC
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canbiola, Inc.

Date: April 16, 2019	By:	/s/ Marco Alfonsi
	Name:	Marco Alfonsi
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Marco Alfonsi	Director	April 16, 2019
Marco Alfonsi

/s/ Stanley L. Teeple	Director	April 16, 2019
Stanley L. Teeple

CANBIOLA, INC. AND SUBSIDIARY

BMKR, LLP
Certified Public Accountants
T 631 293-5000
1200 Veterans Memorial Hwy., Suite 350	F 631 234-4272
Hauppauge, New York 11788	www.bmkr.com

Thomas G. Kober, CPA	Charles W. Blanchfield, CPA (Retired)
Alfred M. Rizzo, CPA	Bruce A. Meyer, CPA (Retired)
Joseph Mortimer. CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Canbiola, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canbiola Inc. (the Company) as of December 31. 2018 and 2017, and the related consolidated statements of operations, consolidated stockholders’ equity. and cash flows for each of the years in the two year period ended December 3!, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opm1on on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are tree of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its intemal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,112,277 during the year ended December 31, 2018, and as of that date, had an accumulated deficit of $18,768,753 The company is in arears with certain vendor creditors which, among other things, cause the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made.

As discussed in note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

We have served as the Company’s auditor since 2014. Hauppauge,

NY

April 15, 2019

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

Canbiola, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$807,747	$1,652
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	39,172	6,075
Inventory	87,104	9,834
Note receivable - current	-	75,000
Prepaid expenses - current	210,351	64,911
Total current assets	1,144,374	157,472

Property and equipment, at cost less accumulated depreciation of $26,775 and $20,248, respectively	59,619	11,148

Other assets:
Deposits	48,726	11,687
Prepaid expenses - noncurrent	2,365,719	-
Note receivable - noncurrent	19,389	39,000
Goodwill (Note 4)	55,849	-
Total other assets	2,489,683	50,687

Total assets	$3,693,675	$219,307

Liabilities and Stockholders’ Deficiency
Current liabilities:
Notes and loans payable	$19,205	$193,504
Derivative Liability	-	1,451,137
Accounts payable	73,059	143,274
Accrued officers compensation	68,750	98,750
Other accrued expenses payable	43,778	62,539
Total current liabilities and total liabilities	204,792	1,949,204
Commitments and contingencies (Notes 14)

Stockholders’ deficiency:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: authorized 20 shares, issued and outstanding 18 and 8 shares, respectively	4,557,424	243,537
Series B Preferred stock, $0.001 par value: authorized 500,000 shares, issued and outstanding 499,958 and 157,985 shares, respectively	479	150
Common stock, no par value; authorized 750,000,000 shares, issued and outstanding 440,566,325 and 225,572,323 shares, respectively	16,624,557	12,524,042
Additional Paid-in capital	872,976	149,850
Additional Paid-in capital – Stock Options (Note 12)	202,200	-
Accumulated deficit	(18,768,753)	(14,647,476)
Total stockholders’ deficiency	3,488,883	(1,729,897)

Total liabilities and stockholders’ deficiency	$3,693,675	$219,307

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2018 and 2017

	2018	2017
Revenues
Product Sales	$651,978	$79,030
Service Revenue	16,625	43,716
Total Revenues	668,603	122,746
Cost of product sales	405,534	44,466
Gross Profit	263,069	78,280

Operating costs and expenses:

Officers and directors compensation (including stock-based compensation of $1,255,193 and $63,902 respectively)	1,478,987	154,406
Consulting fees (including stock-based compensation of $1,524,107 and $167,688, respectively)	1,669,443	284,741
Advertising expense	84,316	28,322
Hosting expense	14,697	21,963
Rent expense	67,165	65,060
Professional fees	117,718	95,546
Depreciation of property and equipment	5,473	3,227
Amortization of intangible assets	-	3,972
Other	241,044	133,829

Total operating expenses	3,678,843	791,066

Loss from operations	(3,415,774)	(712,786)

Other income (expense):
Cancellation of Debt	-	10,589
Loss on Forgiveness of receivable from Pure Health Products	(85,827)	-
Loss on debt conversion	(1,299,369)	(32,383)
Loss on stock issuance	(649,259)	(191,553)
Impairment of intangible assets	-	(21,507)
Interest income	10,325	2,842
Income (expense) from derivative liability	1,591,137	(915,700)
Interest expense (including amortization of debt discounts of $176,497 and $50,315, respectively)	(263,510)	(279,221)

Other income (expense) - net	(696,503)	(1,426,933)

Loss before provision for income taxes	(4,112,277)	(2,139,719)

Provision for income taxes	-	-

Net loss and comprehensive loss	$(4,112,277)	$(2,139,719)

Net loss per common share - basic and diluted	$(.01)	$(.00)

Weighted average common shares outstanding –
Basic	276,026,704	165,230,550
Diluted	423,881,781	256,295,851

Canbiola, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency

Years Ended December 31, 2017 and 2018

	Preferred Stock A,		Preferred Stock B,		Common Stock,		Additional
	no par value		$0.001 par value		no par value		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	10	$103,664	-	-	146,008,250	$11,889,505	$-	$(12,507,757)	$(514,588)

Issuance of common stock on February 2, 2017 for services rendered					200,000	11,000			11,000

Issuance of common stock on February 13, 2017 in satisfaction of debt and accrued interest					1,685,900	67,436			67,436

Issuance of common stock on March 22, 2017 in satisfaction of debt and accrued interest					6,785,316	154,027			154,027

Issuance of common stock on April 17, 2017 for services rendered					5,000,000	125,000			125,000

Issuance of common stock on June 21, 2017 for services rendered					250,000	5,975			5,975

Issuance of common stock on June 28, 2017 for services rendered					250,000	5,000			5,000

Issuance of common stock on August 25, 2017 in satisfaction of debt and accrued interest					7,142,857	107,142			107,142

Issuance of common stock on August 25, 2017 for services rendered					250,000	3,750			3,750

Issuance of common stock on September 5, 2017 for services rendered					250,000	4,375			4,375

Issuance of common stock on September 7, 2017 for services rendered					2,500,000	32,750			32,750

Issuance of common stock on September 11, 2017 for services rendered					500,000	6,700			6,700

Issuance of common stock on September 25, 2017 for services rendered					250,000	2,525			2,525

Issuance of Series A Preferred Stock on October 4, 2017 in satisfaction of accrued officer compensation	3	191,705							191,705

Sale of Series B Preferred Stock on October 13, 2017 at $0.95 per share			157,985	150			149,850		150,000

Issuance of common stock on November 2, 2017 for services rendered					250,000	1,725			1,725

Issuance of common stock on November 9, 2017 for services rendered					2,500,000	21,250			21,250

Issuance of common stock and retirement of Series A preferred stock on November 30, 2017	(5)	(51,832)			50,000,000	51,832			-

Issuance of common stock on December 5, 2017 for services rendered					500,000	6,000			6,000

Issuance of common stock on December 7, 2017 for services rendered					250,000	4,500			4,500

Issuance of common stock on December 18, 2017 for services rendered					500,000	9,050			9,050

Issuance of common stock on December 25, 2017 for services rendered					500,000	14,500			14,500

Net loss	-	-	-	-	-	-		(2,139,719)	(2,139,719)

Balance, December 31, 2017	8	$243,537	157,985	$150	225,572,323	$12,524,042	$149,850	$(14,647,476)	$(1,729,897)

Issuance of Series A Preferred Stock in 2018 pursuant to employment and consulting agreement	13	4,441,690							4,441,690

Sale of Series B Preferred Stock in 2018			761,972	749			723,126		723,875

Issuance of common stock in 2018 for services rendered					19,345,789	656,306			656,306

Issuance of common stock in 2018 for Preferred B dividends					891,089	38,379		(9,000)	29,379

Issuance of common stock in 2018 in Satisfaction of debt and accrued interest					45,263,513	1,604,412		,	1,604,412

Issuance of common stock in 2018 for Warrant exercise					8,500,000	619,880			619,880

Issuance of common stock in 2018 in Satisfaction of accrued compensation					4,370,629	192,300			192,300

Issuance of common stock in 2018 for Acquisition of PureHealth, LLC					3,096,827	112,415			112,415

Issuance of stock options for retirement Of common shares					(3,000,000)	(101,400)	84,000		(17,400)

Issuance of stock options							118,200		118,200

Sale of common stocks in 2018					29,821,201	850,000			850,000

Issuance of common stock and retirement of Series A preferred stock In 2018	(3)	(127,803)			30,000,000	127,803			-

Issuance of common stock and retirement of Series B preferred stock In 2018			(419,999)	(420)	76,704,954	420	-		-

Net loss								(4,112,277)	(4,112,277)

Balance, December 31, 2018	18	$4,557,424	499,958	$479	440,566,325	$16,624,557	$1,075,176	($18,768,753)	3,488,883

Canbiola, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017
Operating Activities:
Net loss	$(4,112,277)	$(2,139,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of prepaid stock- based consulting fees	2,779,300	231,590
Loss on Forgiveness of receivable from Pure Health Products	85,827	-
Loss on stock issuance	649,259	191,553
Loss on debt conversion	1,299,369	32,383
Debt issuance expense	14,000	-
Impairment of intangible assets	-	21,507
Expense from derivative liability	(1,591,137)	915,700
Depreciation of property and equipment	5,473	3,227
Amortization of intangible assets	-	3,972
Amortization of debt discounts	176,497	250,188
Bad debt expense	-	16,840
Changes in operating assets and liabilities:
Accounts receivable	(33,097)	(9,173)
Inventory	2,382	(9,834)
Security deposit	(34,939)	-
Prepaid expenses	-	2,500
Accounts payable	(115,235)	88,566
Accrued officers compensation	85,900	91,803
Other accrued expenses payable	35,109	22,606

Net cash used in operating activities	(753,569)	(286,291)

Investing Activities:

Cash received from acquisition of Pure Health Products, LLC	404	-
Note receivable - current	-	(75,000)
Fixed assets additions	(46,384)	-

Net cash used in investing activities	(45,980)	(75,000)

Financing Activities:
Repayments of notes and loans payable	(123,231)	-
Proceeds received from notes and loans payable	155,000	182,750
Proceeds from sale of common stock	850,000	-
Proceeds from sale of Series B preferred stock	723,875	150,000

Net cash provided by financing activities	1,605,644	332,750

Increase (decrease) in cash and cash equivalents	806,095	(28,541)

Cash and cash equivalents, beginning of period	1,652	30,193

Cash and cash equivalents, end of period	$807,747	$1,652

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	$262,000	$115,000

Issuance of common stock in satisfaction Of officers compensation	$282,200	$127,803

Issuance of common stock in acquisition of PureHealth, LLC	$178,997	$-

Cancellation of note receivable and accrued interest in exchange for service	$19,611	$-

Cancellation of note receivable and accrued interest in acquisition of PureHealth, LLC	$85,827,25	$-

Issuance of common stock in satisfaction of accrued interest	$43,043	$11,168

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

NOTE 1 – Organization and Description of Business

Canbiola, Inc. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. The Company is in the process of dissolving Prosperity. The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company formed Duramed, Inc., a Nevada corporation (“Duramed”) in November 2018, to facilitate the manufacture and sale of durable medical equipment incorporating CBD

Effective December 27, 2010, WRAP effected a 10 for 1 forward stock split of its common stock. Effective June 4, 2013, WRAP effected a 1 for 10 reverse stock split of its common stock. The accompanying consolidated financial statements retroactively reflect these stock splits.

On May 15, 2017, WRAP changed its name to Canbiola, Inc. (the “Company” or “CANB” or “Canbiola”).

Canbiola specializes in the production and sale of a variety of hemp derived Cannabidiol (“CBD”) products such as oils, creams, moisturizers, isolate, gel caps, concentrate and water. Canbiola is developing its own line of proprietary products as well as seeking synergistic value through acquisitions in the Hemp Industry. Canbiola aims to be the premier provider of the highest quality hemp CBD products on the market through sourcing the very best raw material and developing a variety of products we believe will improve people’s lives in a variety of areas.

The Company also operates document management and email marketing platforms. The Company used to operate its document and information platform from its wholly owned subsidiary, Prosperity Systems, Inc; however, after the acquisition of Prosperity, the Company transferred Prosperity’s operations to the Company directly.

For the periods presented, the assets, liabilities, revenues, and expenses are those of CANB. Prosperity and Duramed had no activity for the periods presented. Financial information for PHP from December 28, 2018 to December 31, 2018 has been consolidated with the Company’s financials.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of December 31, 2018, the Company had cash and cash equivalents of $807,747 and a working capital of $939,582. For the years ended December 31, 2018 and 2017, the Company had net losses of $4,112,277 and $2,139,719, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of CANB and its wholly owned subsidiaries, Pure Health products (from its acquisition date of December 28, 2018), Duramed, and Prosperity from the date of its acquisition on January 5, 2015. All intercompany balances and transactions have been eliminated in consolidation.

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

(e) Inventory

All inventories are finished goods and stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method.

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

(j) Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

Private Label Customers, Global CBD, LLC and TZ Wholesale, are wholesale distributors of the Company’s product, under their own wholesale private label brand. The products are made to Company specifications, and shipped directly to the wholesaler. The pricing is predicated upon a volume discount negotiated at the time of the placement of the orders. Product is produced and labeled in the Washington manufacturing facility and shipped directly to the Private Label customer who re-distributes to their retail and other customers. The products are fully paid when shipped. For 2018, Global CBD, LLC revenue of $44,602 represents approximately 9% and TZ Wholesale revenue of $17,172 represents approximately 3.5% of total Company revenues for the year ended December 31, 2018.

Revenue from product sales is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred, and collectability is reasonably assured.

Additionally, the Company also generates revenue from email marketing and cloud service provided to several existing customers. The service revenue is recognized over agreed periods of services delivered to customers, provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

(k) Cost of Product Sales

The cost of product sale is the total cost incurred to obtain a sale and the cost of the goods sold, and the Company’s policy is to recognize it in the same manner as, and in conjunction with, revenue recognition. Cost of product sale primarily consisted of the costs directly attributable to revenue recognized and includes expenses related to the production, packaging and labeling of our CBD products.

(l) Stock-Based Compensation

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

(m) Advertising

Advertising costs are expensed as incurred and amounted to $84,316 and $28,322 for the year ended December 31, 2018 and 2017, respectively.

(n) Research and Development

Research and development costs are expensed as incurred. In fiscal year 2017 and 2018, the Company spent $37,000 and $75,000 in research and development which was expenses as spent, respectively.

(o) Income Taxes

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

(p) Net Income (Loss) per Common Share

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

(q) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) which establishes revenue recognition standards. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. The impact of ASU 2014-09 on the Company’s financial statements has not been significant.

In 2016, the FASB issued ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees will be required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018.

The impact on the Company’s financial statements has not yet been determined.

(r) Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net income.

NOTE 4 – Acquisition of Pure Health Products, LLC

Effective December 28, 2018, CANB acquired 100% ownership of Pure Health Products, LLC (“Pure Health”) in exchange for the cancellation of CANB’s $75,000 note receivable from Pure Health and $10,827 accrued interest thereon and issuance of 3,096,827 newly issued shares of CANB common stock (valued at the $0.0578 closing trading price on December 28, 2018 or $178,997, see Note 11). The acquisition has been accounted for in the accompanying consolidated financial statements as a purchase transaction. Accordingly, the financial position and results of operations of Pure Health prior to the date of the acquisition have been excluded from the accompanying consolidated financial statements.

The estimated fair values of the identifiable net assets of Pure Health at December 28, 2018 (effective date of acquisition), after cancellation of the $75,000 note payable to CANB and $10,827 accrued interest thereon, consisted of:

Cash and cash equivalents	$404
Accounts receivable from CANB	16,676
Inventory	79,652
Property and equipment, net	7,559
Security deposit	2,100

Total assets	106,391

Accounts payable, including $34,419 due to CANB	49,825

Total liabilities	49,825

Identifiable net assets	$56,566

Goodwill of $55,849 (excess of the $112,415 fair value of the 3,096,827 shares of CANB common stock issued to Pure Health’s stockholders over the $56,566 identifiable net assets of Pure Health at December 28, 2018 after reflecting the $85,827 cancellation of the $75,000 note payable and $10,827 accrued interest) was recorded from the acquisition.

The following pro forma information summarizes the results of operations for the periods indicated as if the acquisition occurred at December 31, 2016. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on December 31, 2016, nor is it intended to project results of operations for any future period.

	Year Ended
	December 31,
	2018	2017

Product sales	$651,978	$90,634
Cost of product sales	224,894	62,958
Gross profit on product sales	427,084	27,676
Service revenue	16,625	43,716

Total gross profit	443,709	71,392

Operating expenses	4,674,321	812,365

Loss from operations	(4,203,613)	(740,973)

Other income (loss) - net	(2,671,581)	(1,428,783)

Net loss	$(6,875,194)	$(2,169,756)

Net loss per common share- basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding –
Basic	276,026,704	165,230,550
Diluted	423,881,781	256,295,851

NOTE 5 – Inventories

Inventories consist of:

	December 31, 2018	December 31, 2017
Raw materials	$79,652	$-

Finished goods	7,452	9,834
Total	$87,104	$9,834

NOTE 6 – Notes Receivable

Notes receivable consist of:

	December 31, 2018	December 31, 2017
Secured Promissory note dated October 17, 2017 due from Pure Health Products, LLC (“PHP”), interest at 12% per annum, due October 17, 2018, secured by assets of PHP. Cancelled in acquisition of Pure Health Products, LLC	$-	$75,000

Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	19,389	39,000

Total	19,389	114,000

Current portion of notes receivable	-	(75,000)
Noncurrent portion of notes receivable	$19,389	$39,000

Pursuant to an option Agreement dated November 10, 2017, the Company has an option expiring November 10, 2027 to purchase certain specified assets of Pure Health for $75,000, payable via cancellation of Pure Health’s obligations under the Secured Promissory Note or in cash or cash equivalent.

Stock Market Manager, Inc is affiliated with Carl Dilley, a Company director. In 2018, the Company received services from Stock Market Manager valued at $19,611 in exchange for the cancellation of $19,611 in note receivables.

NOTE 7 – Property and Equipment, Net

Property and Equipment, net, consist of:

	December 31,	December 31,
	2018	2017

Furniture & Fixtures	$19,018	$19,018

Office Equipment	20,992	12,378

Manufacturing Equipment	46,384	-

Total	86,394	31,396

Accumulated amortization	(26,775)	(20,248)

Net	$59,619	$11,148

NOTE 8 – Intangible Assets, Net

Intangible assets, net, consist of:

	December 31,	December 31,
	2018	2017

Video conferencing software acquired by Prosperity in December 2009	$30,000	$30,000

Enterprise and audit software acquired by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Other	3,548	3,548

Total	60,428	60,428

Accumulated amortization and Impairment	(60,428)	(60,428)

Net	$0	$0

The above intangible assets relate to the document management and email marketing divisions. At December 31, 2017, we do not expect any future positive cash flow from these divisions. Accordingly, we have recorded an impairment expense of $21,509 at December 31, 2017 and reduced the net carrying value of these intangible assets to $0.

NOTE 9 – Notes and Loans Payable

Notes and loans payable consist of:
	December 31, 2018	December 31, 2017

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 15, 2017, interest at rates ranging from 12% to 14.99% per annum, due from April 6, 2017 to May 15, 2018, partially converted at March 22, 2017 and the remaining notes convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $1,815, respectively-fully converted on August 31, 2018	-	36,685

Convertible notes payable to lender dated February 1, 2016 (as amended
December 21, 2016) and December 21, 2016, interest at 12% per annum, due February 1, 2017 and May 20, 2017, convertible into
Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $0, respectively. The note date dated
February 1, 2016 was fully converted at June 11, 2018 while note dated December 21, 2016 was fully converted at September 7, 2018	-	65,000

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 2, 2017 to August 10, 2018, interest at 12% per annum, due at June 30, 2020 (as amended August 13, 2018), convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $25,009 and $19,613, respectively. The notes were fully converted at August 9, 2018 and December 21, 2018.	-	73,887

Convertible note payable to lender dated August 8, 2017 interest at 12% per annum, due August 8, 2018, convertible into Common Stock at a Conversion Price equal to the lesser of (i) $0.01 per share or (ii) 50% of the lowest Closing Bid Price of the Common Stock for the 30 Trading Days preceding the Conversion Date – net of unamortized debt discount of $0 and $15,068, respectively. The notes were fully converted at August 31, 2018.	-	9,932

Convertible note payable to lender dated June 6, 2018, interest at 12% per annum, due March 6, 2019, convertible into Common Stock at a Conversion Price equal to the lesser of 55% of the lowest Closing Bid . Price of the Common Stock for the 25 Trading Days preceding the (i) Inception date or (ii) the Conversion Date – net of unamortized debt discount of $57,509 and $0, respectively. The note was fully paid off at October 19, 2018.	-	-

Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Note payable to Carl Dilley, a director of the Company, interest at 12.99% per annum, due February 1, 2021	10,899	-

Loan payable to Mckenzie Webster Limited (“MWL”), an entity controlled by the former Chairman of the Board of Directors of the Company, non-interest bearing, due on demand	3,000	3,000
Total	$18,899	$193,504

The derivative liability of the convertible notes payable consists of:

	December 31, 2018		December 31, 2017
	Face Value	Derivative Liability	Face Value	Derivative Liability

Convertible notes payable to lender dated from March 15, 2016 (as amended June 2, 2016) to November 15, 2017, due from April 6, 2017 to May 15, 2018. Fully converted on August 31, 2018	$-	$-	38,500	248,597

Convertible notes payable to lender dated February 1, 2016 (as amended December 21, 2016) and December 21, 2016, due February 1, 2017 and May 20, 2017. The notes were fully converted at June 11, 2018 and September 7, 2018	-	-	65,000	418,889

Convertible notes payable to Pasquale and Rosemary Ferro dated from May 25, 2017 to January 8, 2018, due at June 30, 2020 (as amended August 13, 2018),	-	-	93,500	611,886

Convertible notes payable to lender dated June 6, 2018, due March 6, 2019. Fully paid off at October 19, 2018.	-	-	-	-
Convertible notes payable to lender dated August 8, 2017, due August 8, 2018. Fully converted at August 31, 2018	-	-	25,000	171,765
Totals	$-	$-	$222,000	$1,451,137

The above convertible notes outstanding at December 31, 2017 contained a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes was indeterminate. Accordingly, we recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates (or amendment dates) of the notes ($445,112 total for the year ended December 31, 2017) and charged the applicable amounts to debt discounts of ($182,750 total for the year ended December 31, 2017) and the remainder to other expense ($262,362 total for the year ended December 31, 2017). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates (or amendment dates) of the notes to the measurement date ($926,819 total increase for the year ended December 31, 2017) are charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at December 31, 2017 include (1) stock price of $0.0335 per share, (2) exercise price of $0.0045 per share, (3) terms ranging from 0 days to 220 days, (4) expected volatility of 287% and (5) risk free interest rates ranging from 0.00% to 1.58%.

In 2018, all convertible notes containing embedded conversion features were satisfied and the Company recognized income from derivative liability of $1,591,137

NOTE 10 – Preferred Stock

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

On February 12, 2018, the Company issued 1 share of CANB Series A Preferred Stock to David Posel pursuant to a service agreement. The fair value of the issuance is $257,370 and will be amortized over the vesting period of four years.

On February 16, 2018, the Company issued 3 shares of CANB Series A Preferred Stock to Andrew Holtmeyer pursuant to a service agreement. The fair value of the issuance is $703,800 and will be amortized over the vesting period of one year.

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

On May 14, 2018, the Company issued 1 share of CANB Series A Preferred Stock to a consultant pursuant to a Consulting Agreement dated May 11, 2018. The $105,000 fair value of the issuance was partially charged to consulting fees in the three months ended September 30, 2018.

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

From October 2, 2018 to November 7, 2018, RedDiamond Partners converted aggregately 101,736 shares of CANB Series B Preferred Stock to 13,094,733 shares of CANB common stock.

On October 23, 2018 and November 14, 2018, the Company issued 200,000 shares and 52,500 shares of CANB Series B Preferred Stock, respectively, to RedDiamond Partners LLC (“RedDiamond”) in exchange for proceeds of $190,000 and $49,875, respectively, or $0.95 per CANB Series B Preferred share.

On December 28,2018, Marco Alfonsi converted 3 shares of CANB Series A Preferred Stock to 30,000,000 shares of CANB common stock.

On December 29, the Company issued 8 shares of CANB Series A Preferred Stock to three officers of the company (1 share to Stanley L. Teeple, 5 shares to Pasquale Ferro and 2 shares to Andrew Holtmeyer), pursuant to the employment agreements with them. The fair value of the issuance totaled at $3,375,520 and will be amortized over the vesting period of four years.

NOTE 11 – Common Stock

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

On May 9, 2018, the Company issued 125,000 shares of CANB common stock to a consultant for services rendered. The $1,812 fair value of the 125,000 shares of CANB common stock was partially charged to consulting fees in the three months ended June 30, 2018.

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

From October 2, 2018 to November 7, 2018, the Company issued aggregately 13,094,733 shares of CANB common stock to RedDiamond in exchange for the retirement of 101,736 shares of CANB Series B Preferred Stock.

From November 5, 2018 to December 28, 2018, the Company issued aggregately 2,125,000 shares of CANB common stock to multiple consultants for services rendered. The $80,665 fair value of the 2,125,000 shares of CANB common stock was partially charged to consulting fees in the three months ended December 30, 2018.

From December 3, 2018 to December 28, 2018, the Company issued aggregately 1,500,000 shares of CANB common stock to three board members for services rendered. The $62,342 fair value of the 1,500,000 shares of CANB common stock was charged to director fees in the three months ended December 30, 2018.

From December 3, 2018 to December 28, 2018, the Company issued aggregately 22,413,794 shares of CANB common stock to multiple investors pursuant to relative Stock Purchase Agreements dated on various dates, in exchange for total proceeds of $650,000.

On December 11, 2018, the Company issued 891,089 shares of CANB common stock to RedDiamond in satisfaction of dividend payable of $9.000.

On December 19, 2018, the Company issued 891,089 shares of CANB common stock to Auctus, LLC pursuant to a cashless exercise of stock options.

On December 21, 2018, Company received a conversion notice from a lender. As a result, 9,372,100 shares of CANB common stock was issued to the lender in satisfaction of notes payable of $83,500 and accrued interest payable of $10,221.

On December 21, 2018, Company issued aggregately 4,370,629 shares of CANB common stock to four officers of the Company in satisfaction of accrued compensation of $192,300.

On December 28, 2018, the Company issued 3,096,827 shares of CANB common stock for the acquisition of Pure Health Products, LLC.

On December 28, 2018, the Company issued 245,789 shares of CANB common stock to an officer of the Company pursuant to the Employment Agreement dated December 29, 2018 with Andrew Holtmeyer. The $10,371 fair value of the issuance was charged to stock-based compensation in the three months ended December 31, 2018.

On December 29, the Company issued 30,000,000 shares of CANB common stock to Marco Alfonsi in exchange for the return of 3 shares of CANB Series A Preferred Stock owned by Marco Alfonsi.

NOTE 12 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2016	50,000	247,500	297,500
Granted in 2017	-	-	-
Expired in 2017	-	-	-

Balance, December 31, 2017	50,000	247,500	297,500
Granted in 2018	6,000,000	2,850,000	8,850,000
Cancelled in 2018	-	-	-
Exercised in 2018	-	(850,000)	(850,000)

Balance, December 31, 2018	6,050,000	2,247,500	8,297,500

Issued and outstanding stock options as of December 31, 2018 consist of:

Year	Number Outstanding And	Exercise	Year of
Granted	Exercisable	Price	Expiration

2009	50,000	$1.000	2019
2018	6,000,000	$0.001	2023

Total	6,050,000

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

On October 21, 2018, the Company granted 3,000,000 options of CANB common stock to Stanley L. Teeple, an officer and Director of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.001 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire October 1, 2023. The values of the Stock Options ($118,200) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $0.0395 share price, (ii) 5 years term, (iii) 221.96% expected volatility, (iv) 3.05% risk free interest rate and the fair value of options was expensed in the quarterly period ended December 31, 2018

Issued and outstanding warrants as of December 31, 2018 consist of:

Year	Number Outstanding And	Exercise		Year of
Granted	Exercisable	Price		Expiration

2010	247,500	$1.00		2020
2018	2,000,000	$0.04345	(a)	2023

Total	2,247,500

(a) 110% of the closing price of the Company’s common stock on the date that the Holder funds the full purchase price of the Note.

NOTE 13 – Income Taxes

No provisions for income taxes were recorded for the periods presented since the Company incurred net losses in those periods.

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% and 35% to pretax income (loss) as follows:

	Year Ended December 31,
	2018	2017

Expected income tax (benefit) at 21% and 35%	$(663,578)	$(748,902)

Loss on forgiveness of receivable from Pure Health products	18,024

Loss on stock issuance	36,344	67,043

Loss on debt conversion	272,867	11,334

Non-deductible stock-based compensation	583,653	81,057

Non-deductible amortization of debt discounts	37,064	87,566

Non-deductible impairment of intangible assets	-	7,527

Non-deductible expense from derivative liability	(334,139)	320,495

Increase in deferred income tax assets valuation allowance	250,235	173,879

Provision for (benefit from) income taxes	$-	$-

Deferred income tax assets consist of:

	December 31,	December 31,
	2018	2017

Net operating loss carryforward	1,644,593	1,394,358

Valuation allowance	(1,644,593)	(1,394,358)

Net	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,644,593 attributable to the future utilization of the $4,786,934 net operating loss carryforward as of December 31, 2018 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at December 31, 2018. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037 and 2038 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $386,297, $496,798 and $713,162, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company’s U.S. Federal and state income tax returns prior to 2014 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The statute of limitations on the 2014 tax year returns expired in September 2018.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets. There were no interest or penalties paid during 2018 and 2017.

NOTE 14 – Commitments and Contingencies

Employment Agreements

On October 3, 2017, the Company executed an Executive Employment Agreement with Marco Alfonsi (“Alfonsi”) for Alfonsi to serve as the Company’s chief executive officer and interim chief financial officer and secretary for cash compensation of $10,000 per month. Pursuant to the agreement, the Company issued a share of CANB Series A Preferred Stock to Alfonsi on October 4, 2017 (see Note 8). Alfonsi may terminate his employment upon 30 days written notice to the Company. The Company may terminate Alfonsi’s employment upon written notice to Alfonsi by a vote of the Board of Directors. At November 12, 2018, this Agreement was terminated due to the execution of a new Employment Agreement with Marco Alfonsi for Alfonsi to serve as the Company’s chief executive officer for cash compensation of $15,000 per month. Pursuant to the agreement, three of the eight previously issued shares of CANB Series A Preferred Stock will be returned to the Company and converted into 30,000,000 common shares. On December Alfonsi may terminate his employment upon 30 days written notice to the Company. The Agreement has an initial term of four years and can be terminated upon the resignation or death of Mr. Alfonsi, and also can be terminated by the Company due to the failure or neglect of Mr. Alfonsi to perform his duties, or due to the misconduct of Mr. Alfonsi in connection with the performance.

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

On February 16, 2018, the Company executed an Executive Service Agreement (“Agreement”) with Andrew W Holtmeyer. The Agreement provides that Mr. Holtmeyer services as the Company’s Executive Vice President Business for a term of 3 years. The Agreement also provides for compensation to Mr. Holtmeyer of $10,000 cash per month and the issuance of 3, 2 and 1 share of Series A Preferred Stock at the beginning of each year. The Agreement can be terminated upon the resignation or death of Mr. Holtmeyer, and also can be terminated by the Company due to the failure or neglect of Mr. Holtmeyer to perform his duties, or due to the misconduct of Mr. Holtmeyer in connection with the performance. At December 29, 2018, this Agreement was terminated due to the execution of a new Employment Agreement with Andrew W Holtmeyer. The Agreement provides that Mr. Holtmeyer services as the Company’s Executive Vice President Business for a term of 4 years. The Agreement also provides for compensation to Mr. Holtmeyer of $15,000 cash per month and the issuance of 245,789 shares of common stock upon signing of the agreement.

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

On December 28, 2018, the Company executed an Employment Agreement (“Agreement”) with Pasquale Ferro for Mr. Ferro to serve as Pure Health Products’ president for cash compensation of $15,000 per month and the total issuance of 5 share of Series A Preferred Stock proportionately vesting at the beginning of each year for a term of 4 years. Mr. Ferro may terminate his employment upon 30 days written notice to the Company. The Agreement has an initial term of four years and can be terminated upon the resignation or death of Mr. Ferro, and also can be terminated by the Company due to the failure or neglect of Mr. Ferro to perform his duties, or due to the misconduct of Mr. Ferro in connection with the performance.

Consulting Agreements

On July 29, 2017, the Company executed a Consulting Agreement with Andrew W Holtmeyer for Mr. Holtmeyer to serve as the Company’s consultant for monthly cash payment of $5,000 through July 29, 2018. Effective February 16, 2018, the Company terminated the agreement due to the replacement of an Executive Service Agreement.

On September 6, 2017, the Company executed a Consulting Agreement with T8 Partners LLC (“T8”) for T8 to serve as the Company’s consultant for stock compensation of a total of 10,000,000 restricted shares. Pursuant to the agreement, the Company issued 2,500,000 restricted shares of CANB common stock to T8 on September 7, 2017. Effective October 27, 2017, the Company terminated the agreement due to non-performance by T8. On July 12, 2018, the Company received a response from T8 Partners LLC (“T8”) confirming that the 2,500,000 shares requested to be returned by the Company in an arbitration filed on May 11, 2018 will be returned to the Company. The Company is awaiting the result of that arbitration.

On November 9, 2017, the Company executed a Consulting Agreement with Healthcare Advisory Group Company (“Healthcare”) for Healthcare to serve as the Company’s consultant for stock compensation of a total of 5,000,000 restricted shares. Pursuant to the agreement, the Company issued 2,500,000 restricted shares of CANB common stock to Healthcare on November 9, 2017. Effective March 6, 2018, the Company terminated the agreement due to non-performance by Healthcare.

Lease Agreements

On December 1, 2014, Prosperity entered into a lease agreement with KLAM, Inc. for office space in Hicksville, New York for an initial term of one year commencing December 1, 2014. The lease provides for monthly rentals of $2,500 and provides Prosperity an option to renew the lease after the initial term. The Company has continued to occupy this space after November 30, 2015 under a month to month arrangement at $2,500 per month. KLAM, Inc. is controlled by the wife of the Company’s chief executive officer Marco Alfonsi.

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

Rent expense for the year ended December 31, 2018 and 2017 was $67,165 and $65,060, respectively.

At December 31, 2018, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2019	38,508
Year ended December 31, 2020	39,666
Year ended December 31, 2021	33,880

Total	$112,054

Major Customers

For the year ended December 31, 2018, one customer accounted for approximately 16% of total revenues.

For the year ended December 31, 2017, three customers accounted for approximately 45%, 29% and 14%, respectively, of total service revenues.

Public Offering of Units

On August 2, 2016, the Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. On a self-underwritten basis, the Company was offering up to 40,000,000 Units at a price of $0.05 per Unit or $2,000,000 maximum. Each Unit consisted of one share of Company common stock and one warrant to purchase ½ share of Company common stock at a price of $0.10 per share for a period of three years. There was no minimum offering amount or escrow required as a condition to closing. The offering terminated May 17, 2017.

NOTE 15 – Related Party Transactions

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of CANB. At December 31, 2018, CANB had an account receivable from PAG of $7,240. For the year ended December 31, 2018, CANB had revenues from PAG of $5,000.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a former Company director, is both a customer and vendor of CANB. At December 31, 2018, CANB had an account receivable from IST of $7,035 and an account payable to IST of $1,454. For the year ended December 31, 2018, CANB had revenues from IST of $4,000.

Stock Market Manager, Inc. is also an entity controlled by Mr. Dilley. For the year ended December 31, 2018, CANB had an account payable to Stock Market Manager Inc. of $1,676.

In order to facilitate its operations, the Company has entered into a Production Agreement with Pure Health Products, LLC (“PHP”), a New York limited liability company. Pursuant to the Production Agreement, PHP will manufacture, package, and sell the Company’s CBD infused products on an exclusive basis. PHP will not produce or manufacture any product containing any cannabis or hemp derivative for any person or entity other than the Company, and the Company controls the ingredients, recipe, manufacturing processes and procedures and quality and taste parameters for all Products produced at the PHP facility. PHP may also white label / rebrand or relabel the products on the Company’s behalf pursuant to “white label agreements” entered into between the Company and third-party customers. Credit card sales are processed through PHP as well. Through its contractual relationship with PHP, the Company is able to control the manufacturing process of its products while reducing its production costs. In addition, the Company has the option to acquire certain assets of PHP should it elect to take over direct manufacture of its Products. For the year ended December 31, 2018, purchase of CBD infused products from PHP totaled $274,556.50. Effective December 28, 2018, the Company acquired Pure Health Products, LLC.

During the year ended December 31, 2018, we had products and service sales to related parties totaling $5,000.

NOTE 16 – Subsequent Events

On January 28, 2019, the Company issued 10,000,000 shares of CANB common stock to a consultant of the Company in exchange for the retirement of 1 share of CANB Series A Preferred Stock.

From February 21, 2019 to March 12, 2019, the Company issued aggregately 20,221,436 shares of CANB common stock to RedDiamond in exchange for the retirement of 157,105 shares of CANB Series B Preferred Stock.

From January 4, 2019 to March 27, 2019, the Company issued aggregately 41,431,994 shares of CANB common stock to multiple investors pursuant to relative Stock Purchase Agreements dated on various dates, in exchange for total proceeds of $1,196,100.

On January 14, 2019, the Company and PHP (collectively, the “buyer”) entered into a License and Acquisition Agreement (the “LAA”) with Hudilab, Inc. (“HUDI”). Pursuant to the LAA, HUDI will sell the technology owned by it to the buyer in exchange for 7,500,000 shares of CANB common stock. On January 14, 2019, the shares were issued to the owner of HUDI.

From January 18, 2019 to March 17, 2019, the Company issued aggregately 24,600,000 shares of CANB common stock to multiple consultants for services rendered.

From January 19, 2019 to March 27, 2019, the Company issued aggregately 1,167,959 shares of CANB common stock to employee and officers of the Company pursuant to employee agreement and in satisfaction of accrued compensation for the quarter ended March 31, 2019.

On January 31, 2019, PHP entered into an Asset Purchase Agreement (the “Agreement”) with Seven Chakras, LLC (“Seven Chakras”). Pursuant to the Agreement, PHP purchased the rights and title to (i) Seven Chakras’ proprietary formulas, methods, trade secrets, and know-how related to the production of Seven Chakras’ products containing cannabidiol (“CBD”), (ii) Seven Chakras’ tradename, domain name, and social media sites, and (iii) other assets of Seven Chakras including but not limited to raw materials, equipment, packaging and labeling materials, mailing lists, and marketing materials (collectively, the “Assets”). On February 20, 2019, the Company issued 1,000,000 shares of CANB common stock to owners of Seven Chakras pursuant to the agreement.

On February 5, 2019, the Company issued 2,000,000 shares to the owner of TZ Wholesale LLC, pursuant to a Memorandum of Understanding (the “MOU”) dated November 9, 2018.

As a result of Canbiola’s acquisition of Pure Health products, it conducted a corporate re-alignment including naming Pasquale Ferro President and moving David Possel from Chief Operating Officer of Canbiola to Chief Operations Officer Pure Health Products.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through October 30, 2018, the date on which these consolidated financial statements were available to be issued. Except as disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

