Form 10-K/A
period 2018-12-31
Canbiola, Inc.
filed 2019-04-17
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

516-595-9544

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

EXPLANATORY NOTE

Canbiola, Inc. (the “Company”) inadvertently provided an incorrect contact phone number in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”) and did not include interactive data (aka XBRL’s) for the Original Filing. This Amendment No. 1 on Form 10-K (“Amendment No. 1”) is being filed solely to include the Company’s interactive data and to amend the Company’s phone number.

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

	December 31, 2018		December 31, 2017

Audit Fees		$23,965		$31,700
Audited Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

2.1	Share Exchange Agreement with Prosperity*
3.1	Articles of Incorporation, as amended*
3.2	Bylaws*
10.1	Agreement with RedDiamond Partners LLC**
10.2	Amended Agreement with RedDiamond Partners LLC**
10.3	Agreement with Pure Health Products, LLC**
10.4	Employment Agreement with Marco Alfonsi**
10.5	Employment Agreement with Stanley L. Teeple**
10.6	Employment Agreement with Andrew Holtmeyer**
10.7	Employment Agreement with Pasquale Ferro**
10.8	Agreement with Hudilab, Inc.**
10.9	Agreement with TZ Wholesale LLC**
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
**	previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canbiola, Inc.

Date: April 17, 2019	By:	/s/ Marco Alfonsi
	Name:	Marco Alfonsi
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Marco Alfonsi	Director	April 17, 2019
Marco Alfonsi

/s/ Stanley L. Teeple	Director	April 17, 2019
Stanley L. Teeple

CANBIOLA, INC. AND SUBSIDIARY

BMKR, LLP
Certified Public Accountants
T 631 293-5000
1200 Veterans Memorial Hwy., Suite 350	F 631 234-4272
Hauppauge, New York 11788	www.bmkr.com

Thomas G. Kober, CPA	Charles W. Blanchfield, CPA (Retired)
Alfred M. Rizzo, CPA	Bruce A. Meyer, CPA (Retired)
Joseph Mortimer. CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Canbiola, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canbiola Inc. (the Company) as of December 31. 2018 and 2017, and the related consolidated statements of operations, consolidated stockholders’ equity. and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Canbiola, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2018 and 2017

	2018	2017
Revenues
Product Sales	$651,978	$79,030
Service Revenue	16,625	43,716
Total Revenues	668,603	122,746
Cost of product sales	405,534	44,466
Gross Profit	263,069	78,280

Operating costs and expenses:

Officers and directors compensation (including stock-based compensation of $1,255,193 and $63,902 respectively)	1,478,987	154,406
Consulting fees (including stock-based compensation of $1,524,107 and $167,688, respectively)	1,669,443	284,741
Advertising expense	84,316	28,322
Hosting expense	14,697	21,963
Rent expense	67,165	65,060
Professional fees	117,718	95,546
Depreciation of property and equipment	5,473	3,227
Amortization of intangible assets	-	3,972
Other	241,044	133,829

Total operating expenses	3,678,843	791,066

Loss from operations	(3,415,774)	(712,786)

Other income (expense):
Cancellation of Debt	-	10,589
Loss on Forgiveness of receivable from Pure Health Products	(85,827)	-
Loss on debt conversion	(1,299,369)	(32,383)
Loss on stock issuance	(649,259)	(191,553)
Impairment of intangible assets	-	(21,507)
Interest income	10,325	2,842
Income (expense) from derivative liability	1,591,137	(915,700)
Interest expense (including amortization of debt discounts of $176,497 and $50,315, respectively)	(263,510)	(279,221)

Other income (expense) - net	(696,503)	(1,426,933)

Loss before provision for income taxes	(4,112,277)	(2,139,719)

Provision for income taxes	-	-

Net loss and comprehensive loss	$(4,112,277)	$(2,139,719)

Net loss per common share - basic and diluted	$(.01)	$(.00)

Weighted average common shares outstanding –
Basic	276,026,704	165,230,550
Diluted	423,881,781	256,295,851

Canbiola, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency

Years Ended December 31, 2017 and 2018

	Preferred Stock A,		Preferred Stock B,		Common Stock,		Additional
	no par value		$0.001 par value		no par value		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	10	$103,664	-	-	146,008,250	$11,889,505	$-	$(12,507,757)	$(514,588)

Issuance of common stock on February 2, 2017 for services rendered					200,000	11,000			11,000

Issuance of common stock on February 13, 2017 in satisfaction of debt and accrued interest					1,685,900	67,436			67,436

Issuance of common stock on March 22, 2017 in satisfaction of debt and accrued interest					6,785,316	154,027			154,027

Issuance of common stock on April 17, 2017 for services rendered					5,000,000	125,000			125,000

Issuance of common stock on June 21, 2017 for services rendered					250,000	5,975			5,975

Issuance of common stock on June 28, 2017 for services rendered					250,000	5,000			5,000

Issuance of common stock on August 25, 2017 in satisfaction of debt and accrued interest					7,142,857	107,142			107,142

Issuance of common stock on August 25, 2017 for services rendered					250,000	3,750			3,750

Issuance of common stock on September 5, 2017 for services rendered					250,000	4,375			4,375

Issuance of common stock on September 7, 2017 for services rendered					2,500,000	32,750			32,750

Issuance of common stock on September 11, 2017 for services rendered					500,000	6,700			6,700

Issuance of common stock on September 25, 2017 for services rendered					250,000	2,525			2,525

Issuance of Series A Preferred Stock on October 4, 2017 in satisfaction of accrued officer compensation	3	191,705							191,705

Sale of Series B Preferred Stock on October 13, 2017 at $0.95 per share			157,985	150			149,850		150,000

Issuance of common stock on November 2, 2017 for services rendered					250,000	1,725			1,725

Issuance of common stock on November 9, 2017 for services rendered					2,500,000	21,250			21,250

Issuance of common stock and retirement of Series A preferred stock on November 30, 2017	(5)	(51,832)			50,000,000	51,832			-

Issuance of common stock on December 5, 2017 for services rendered					500,000	6,000			6,000

Issuance of common stock on December 7, 2017 for services rendered					250,000	4,500			4,500

Issuance of common stock on December 18, 2017 for services rendered					500,000	9,050			9,050

Issuance of common stock on December 25, 2017 for services rendered					500,000	14,500			14,500

Net loss	-	-	-	-	-	-		(2,139,719)	(2,139,719)

Balance, December 31, 2017	8	$243,537	157,985	$150	225,572,323	$12,524,042	$149,850	$(14,647,476)	$(1,729,897)

Issuance of Series A Preferred Stock in 2018 pursuant to employment and consulting agreement	13	4,441,690							4,441,690

Sale of Series B Preferred Stock in 2018			761,972	749			723,126		723,875

Issuance of common stock in 2018 for services rendered					19,345,789	656,306			656,306

Issuance of common stock in 2018 for Preferred B dividends					891,089	38,379		(9,000)	29,379

Issuance of common stock in 2018 in Satisfaction of debt and accrued interest					45,263,513	1,604,412		,	1,604,412

Issuance of common stock in 2018 for Warrant exercise					8,500,000	619,880			619,880

Issuance of common stock in 2018 in Satisfaction of accrued compensation					4,370,629	192,300			192,300

Issuance of common stock in 2018 for Acquisition of PureHealth, LLC					3,096,827	112,415			112,415

Issuance of stock options for retirement Of common shares					(3,000,000)	(101,400)	84,000		(17,400)

Issuance of stock options							118,200		118,200

Sale of common stocks in 2018					29,821,201	850,000			850,000

Issuance of common stock and retirement of Series A preferred stock In 2018	(3)	(127,803)			30,000,000	127,803			-

Issuance of common stock and retirement of Series B preferred stock In 2018			(419,999)	(420)	76,704,954	420	-		-

Net loss								(4,112,277)	(4,112,277)

Balance, December 31, 2018	18	$4,557,424	499,958	$479	440,566,325	$16,624,557	$1,075,176	$(18,768,753)	3,488,883

Canbiola, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017
Operating Activities:
Net loss	$(4,112,277)	$(2,139,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of prepaid stock- based consulting fees	2,779,300	231,590
Loss on Forgiveness of receivable from Pure Health Products	85,827	-
Loss on stock issuance	649,259	191,553
Loss on debt conversion	1,299,369	32,383
Debt issuance expense	14,000	-
Impairment of intangible assets	-	21,507
Expense from derivative liability	(1,591,137)	915,700
Depreciation of property and equipment	5,473	3,227
Amortization of intangible assets	-	3,972
Amortization of debt discounts	176,497	250,188
Bad debt expense	-	16,840
Changes in operating assets and liabilities:
Accounts receivable	(33,097)	(9,173)
Inventory	2,382	(9,834)
Security deposit	(34,939)	-
Prepaid expenses	-	2,500
Accounts payable	(115,235)	88,566
Accrued officers compensation	85,900	91,803
Other accrued expenses payable	35,109	22,606

Net cash used in operating activities	(753,569)	(286,291)

Investing Activities:

Cash received from acquisition of Pure Health Products, LLC	404	-
Note receivable - current	-	(75,000)
Fixed assets additions	(46,384)	-

Net cash used in investing activities	(45,980)	(75,000)

Financing Activities:
Repayments of notes and loans payable	(123,231)	-
Proceeds received from notes and loans payable	155,000	182,750
Proceeds from sale of common stock	850,000	-
Proceeds from sale of Series B preferred stock	723,875	150,000

Net cash provided by financing activities	1,605,644	332,750

Increase (decrease) in cash and cash equivalents	806,095	(28,541)

Cash and cash equivalents, beginning of period	1,652	30,193

Cash and cash equivalents, end of period	$807,747	$1,652

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of debt	$262,000	$115,000

Issuance of common stock in satisfaction Of officers compensation	$282,200	$127,803

Issuance of common stock in acquisition of PureHealth, LLC	$178,997	$-

Cancellation of note receivable and accrued interest in exchange for service	$19,611	$-

Cancellation of note receivable and accrued interest in acquisition of PureHealth, LLC	$85,827,25	$-

Issuance of common stock in satisfaction of accrued interest	$43,043	$11,168

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

