Form 10-Q
period 2019-03-31
Canbiola, Inc.
filed 2019-05-23
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-55753

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 17, 2019 was 552,992,664 shares.

CANBIOLA, INC.

FORM 10-Q

March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Canbiola, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$567,291	$807,747
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	324,449	39,172
Inventory	77,110	87,104
Prepaid expenses - current	238,079	210,351
Deposit - current	150,000	-
Total current assets	1,356,929	1,144,374

Property and equipment, at cost less accumulated depreciation of $34,738 and $20,248, respectively	743,368	59,619

Other assets:
Deposit - noncurrent	19,787	48,726
Prepaid expenses - noncurrent	2,061,356	2,365,719
Note receivable - noncurrent	19,389	19,389
Intangible assets, net of accumulated amortization of $2,194 and $0, respectively	196,461	-
Goodwill (Note 4)	55,849	55,849
Right-of-Use Asset	90,591	-
Total other assets	2,443,433	2,489,683

Total assets	$4,543,730	$3,693,675

Liabilities and Stockholders’ Deficiency
Current liabilities:
Notes and loans payable	$17,370	$19,205
Accounts payable	126,747	73,059
Accrued officers compensation	68,750	68,750
Other accrued expenses payable	44,955	43,778
Current portion of lease liability	31,466	-
Total current liabilities	289,288	204,792

Non-current portion of lease liability	59,125	-

Total liabilities	348,413	204,792

Commitments and contingencies (Notes 14)

Stockholders’ deficiency:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: authorized 20 shares, issued and outstanding 17 and 18 shares, respectively	4,546,924	4,557,424
Series B Preferred stock, $0.001 par value: authorized 500,000 shares, issued and outstanding 342,853 and 499,958 shares, respectively	322	479
Common stock, no par value; authorized 750,000,000 shares, issued and outstanding 548,487,714 and 440,566,325 shares, respectively	18,531,529	16,624,557
Additional Paid-in capital	872,976	872,976
Additional Paid-in capital – Stock Options (Note 12)	202,200	202,200
Accumulated deficit	(19,958,634)	(18,768,753)
Total stockholders’ deficiency	4,195,317	3,488,883

Total liabilities and stockholders’ deficiency	$4,543,730	$3,693,675

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
Revenues
Product Sales	$515,360	$62,969
Service Revenue	1,800	6,800
Total Revenues	517,160	69,769
Cost of product sales	262,553	44,587
Gross Profit	254,607	25,182

Operating costs and expenses:
Officers and directors compensation (including stock- based compensation of $262,420 and $202,800 respectively)	445,550	262,800
Consulting fees (including stock-based compensation of $565,776 and $11,000, respectively)	663,751	275,908
Advertising expense	26,388	22,333
Hosting expense	450	3,668
Rent expense	11,860	16,265
Professional fees	37,836	13,383
Depreciation of property and equipment	2,765	803
Amortization of intangible assets	2,194	-
Other	235,881	64,713

Total operating expenses	1,426,675	659,873

Loss from operations	(1,172,068)	(634,691)

Other income (expense):
Interest income	-	2,512
Income (expense) from derivative liability	-	1,075,706
Interest expense (including amortization of debt discounts of $0 and $28,464, respectively)	(446)	(35,969)

Other income (expense) - net	(446)	1,042,249

Income (Loss) before provision for income taxes	(1,172,514)	407,558

Provision for income taxes	-	-

Net income (loss) and comprehensive loss	$(1,172,514)	$407,558

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average common shares outstanding –
Basic	501,585,684	229,607,879
Diluted	732,708,830	365,602,196

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income	$(1,172,514)	$407,558
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of prepaid stock- based consulting fees	828,196	430,708
Expense from derivative liability	-	(1,075,707)
Depreciation of property and equipment - General	2765	803
Depreciation of property and equipment - COGS	5,198	-
Amortization of intangible assets	2,194	-
Amortization of debt discounts	-	28,464
Changes in operating assets and liabilities:
Accounts receivable	(285,277)	(5,720)
Inventory	9,994	1,172
Security deposit	(121,061)	-
Accounts payable	38,819	(52,274)
Accrued officers compensation	-	52,500
Other accrued expenses payable	1,177	4,291

Net cash used in operating activities	(690,509)	(208,205)

Investing Activities:
Intangible assets additions	(50,000)	-
Fixed assets additions	(694,212)	(13,330)

Net cash used in investing activities	(744,212)	(13,330)

Financing Activities:
Repayments of notes and loans payable	(1,835)	-
Proceeds received from notes and loans payable	-	25,000
Proceeds from sale of common stock	1,196,100	-
Proceeds from sale of Series B preferred stock	-	249,000

Net cash provided by financing activities	1,194,265	274,000

Increase (decrease) in cash and cash equivalents	(240,456)	52,465

Cash and cash equivalents, beginning of period	807,747	1,652

Cash and cash equivalents, end of period	$567,291	$54,117

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in acquisition of Intangible assets	$148,655	$-
Issuance of common stock in satisfaction of Officers compensation	$54,340	$-
Issuance of common stock in satisfaction of directors fees	$-	$202,800
Issuance of common stock for services rendered	$497,220	$-

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2019 and 2018

(Unaudited)

NOTE 1 – Organization and Description of Business

Canbiola, Inc. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. The Company is in the process of dissolving Prosperity. The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company formed Duramed, Inc., a Nevada corporation (“Duramed”) in November 2018, to facilitate the manufacture and sale of durable medical equipment incorporating CBD.

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

For the periods presented, the assets, liabilities, revenues, and expenses are those of CANB. Prosperity had no activity for the periods presented. Financial information for PHP and Duramed in the periods have been consolidated with the Company’s financials.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of March 31, 2019, the Company had cash and cash equivalents of $567,291 and a working capital of $1,067,641. For the three months ended March 31, 2019 and 2018, the Company had net loss of $1,172,514 and a gain of $407,558, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of CANB and its wholly owned subsidiaries, Pure Health products, Duramed, and Prosperity. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s Duramed Division provides a sam® Pro 2.0 medical device to patients through a doctor program whereby the physician evaluates the patients needs for medical necessity, and if determined that the device use would be beneficial, writes a prescription for the patient who signs a rental form, for a 35 day cycle for the unit, that is submitted to Duramed who bills the appropriate insurance company. The insurance company pays the invoice, or a negotiated amount via arbitration, and that revenue is reported as revenue when invoiced to the insurance carrier. The collected amount is reconciled with the invoice amount on a daily basis.

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

(m) Advertising

Advertising costs are expensed as incurred and amounted to $26,388 and $22,333 for the period ended March 31, 2019 and 2018, respectively.

(n) Research and Development

Research and development costs are expensed as incurred. In the period ended March 31, 2019 and 2018, the Company spent $17,500 and $2,500 in research and development which was expenses as spent, respectively.

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

In 2016, the FASB issued ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees will be required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. Effective January 1, 2019, we adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standards using a modified retrospective transition approach at the date of adoption. As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods subject to this new accounting guidance. Upon adoption we recorded a $100,681 right-of-use asset related to our one operating lease (see Note 13) and a $90,591 lease liability.

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

The estimated fair values of the identifiable net assets of Pure Health at December 28, 2018 (effective date of acquisition) consisted of:

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

The following pro forma information summarizes the results of operations for the periods indicated as if the acquisition occurred at December 31, 2017. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on December 31, 2017, nor is it intended to project results of operations for any future period.

	Three Months Ended
	March 31,
	2019	2018

Product sales	$515,360	$67,207

Cost of product sales	262,553	42,607

Gross profit on product sales	252,807	24,600

Service revenue	1,800	6,800

Total gross profit	254,607	31,400

Operating expenses	1,426,675	673,665

Loss from operations	(1,172,068)	(642,265)

Other income (loss) - net	(446)	1,042,249

Net income (loss)	$(1,172,514)	$399,984
Net income (loss) per common share- basic and diluted	$(0.00)	$0.00

Weighted average common shares outstanding –
Basic	501,585,684	229,607,879
Diluted	732,708,830	365,602,196

NOTE 5 – Inventories

Inventories consist of:

	March 31, 2019	December 31, 2018
Raw materials	$72,148	$79,652

Finished goods	4,962	7,452
Total	$77,110	$87,104

NOTE 6 – Notes Receivable

Notes receivable consist of:

	March 31, 2019	December 31, 2018
Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	$19,389	$19,389

Total	19,389	19,389

Current portion of notes receivable	-	-
Noncurrent portion of notes receivable	$19,389	$19,389

Stock Market Manager, Inc is affiliated with Carl Dilley, a Company director. In 2018, the Company received services from Stock Market Manager valued at $19,611 in exchange for the cancellation of $19,611 in note receivables.

NOTE 7 – Property and Equipment, Net

Property and Equipment, net, consist of:

	March 31, 2019	December 31, 2018

Furniture & Fixtures	$19,018	$19,018

Office Equipment	12,378	20,992

Manufacturing Equipment	746,710	46,384

Total	778,106	86,394

Accumulated amortization	(34,738)	(26,775)

Net	$743,368	$59,619

NOTE 8 – Intangible Assets, Net

Intangible assets, net, consist of:

	March 31, 2019	December 31, 2018

Video conferencing software acquired by Prosperity in December 2009	$30,000	$30,000

Enterprise and audit software acquired by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

CBD Technology	198,655	-

Other	3,548	3,548

Total	259,083	60,428

Accumulated amortization and Impairment	(60,428)	(60,428)

Net	$198,655	$0

The CBD related technology were purchased from Hudilab, Inc. (“HUDI”) and Seven Chakras, LLC (“Seven Chakras”) in the three months ended March 31, 2019. On January 14, 2019, the Company and PHP (collectively, the “buyer”) entered into a License and Acquisition Agreement (the “LAA”) with HUDI. Pursuant to the LAA, HUDI will sell the technology owned by it to the buyer in exchange for 7,500,000 shares of CANB common stock. On January 14, 2019, the shares were issued to the owner of HUDI and valued at $131,625. On January 31, 2019, PHP entered into an Asset Purchase Agreement (the “Agreement”) with Seven Chakras, LLC (“Seven Chakras”). Pursuant to the Agreement, PHP purchased the rights and title to (i) Seven Chakras’ proprietary formulas, methods, trade secrets, and know-how related to the production of Seven Chakras’ products containing cannabidiol (“CBD”), (ii) Seven Chakras’ tradename, domain name, and social media sites, and (iii) other assets of Seven Chakras including but not limited to raw materials, equipment, packaging and labeling materials, mailing lists, and marketing materials (collectively, the “Assets”). On February 20, 2019, the Company issued 1,000,000 shares of CANB common stock valued at $17,030 to owners of Seven Chakras as additional consideration, along with the $50,000 cash payments, pursuant to the agreement.

The other intangible assets relate to the document management and email marketing divisions. Since December 31, 2017, the Company do not expect any future positive cash flow from these divisions. Accordingly, the net carrying value of these intangible assets was reduced to $0.

NOTE 9 – Notes and Loans Payable

Notes and loans payable consist of:

	March 31, 2019	December 31, 2018
Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Note payable to Carl Dilley, a director of the Company, interest at 12.99% per annum, due February 1, 2021	10,899	10,899

Loan payable to Mckenzie Webster Limited (“MWL”), an entity controlled by the former Chairman of the Board of Directors of the Company, non-interest bearing, due on demand	3,000	3,000

Total	$18,899	$18,899

NOTE 9 – Preferred Stock

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

On December 28,2018, Marco Alfonsi converted 3 shares of CANB Series A Preferred Stock to 30,000,000 shares of CANB common stock.

On December 29, the Company issued 8 shares of CANB Series A Preferred Stock to three officers of the company (1 share to Stanley L. Teeple, 5 shares to Pasquale Ferro and 2 shares to Andrew Holtmeyer), pursuant to the employment agreements with them. The fair value of the issuance totaled at $4,624,000 and will be amortized over the vesting period of four years.

On January 28, 2019, the Company issued 10,000,000 shares of CANB common stock to a consultant of the Company in exchange for the retirement of 1 share of CANB Series A Preferred Stock.

From February 21, 2019 to March 12, 2019, the Company issued aggregately 20,221,436 shares of CANB common stock to RedDiamond in exchange for the retirement of 157,105 shares of CANB Series B Preferred Stock.

NOTE 11 – Common Stock

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

On January 14, 2019, the Company issued 7,500,000 shares of CANB common stock to Hudilab, Inc. (“HUDI”), pursuant to a License and Acquisition Agreement for purchase of the technology owned by HUDI.

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

On February 20, 2019, the Company issued 1,000,000 shares of CANB common stock to owners of Seven Chakras pursuant to an Asset Purchase Agreement (the “Agreement”) with Seven Chakras, LLC dated January 31, 2019.

NOTE 12 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2017	50,000	247,500	297,500
Granted in 2018	6,000,000	2,850,000	8,850,000
Cancelled in 2018	-	-	-
Exercised in 2018	-	(850,000)	(850,000)

Balance, December 31, 2018	6,050,000	2,247,500	8,297,500
Granted in Q1 2019	-	-	-
Cancelled in Q1 2019	-	-	-
Exercised in Q1 2019	-	-	-

Balance, March 31, 2019	6,050,000	2,247,500	8,297,500

Issued and outstanding stock options as of March 31, 2019 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2009	50,000	$1.000	2019
2018	6,000,000	$0.001	2023

Total	3,050,000

On June 11, 2018, the Company granted 3,000,000 options of CANB common stock to Carl Dilley, a former director of the Company, in exchange for the retirement of a total of 3,000,000 shares of CANB common stock from Carl Dilley. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.001 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire June 11, 2023. The value of the Stock Options ($84,000) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $0.028 share price, (ii) 5 years term, (iii) 262.00% expected volatility, (iv) 2.80% risk free interest rate and the difference between this value and the fair value of retired shares was expensed in the quarterly period ended June 30, 2018.

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

Issued and outstanding warrants as of March 31, 2019 consist of:

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

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% and 35% to pretax income (loss) as follows:

	Three Months March 31,
	2019	2018

Expected income tax (benefit) at 21%	$(246,228)	$85,587

Non-deductible stock-based compensation	173,921	90,449

Non-deductible amortization of debt discounts	-	5,977

Non-deductible expense from derivative liability	-	(225,898)

Increase in deferred income tax assets valuation allowance	72,307	43,885

Provision for (benefit from) income taxes	$-	$-

Deferred income tax assets consist of:

	March 31,	December 31,
	2019	2018

Net operating loss carryforward	1,716,900	1,644,593

Valuation allowance	(1,716,900)	(1,644,593)

Net	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,716,900 attributable to the future utilization of the $5,131,252 net operating loss carryforward as of December 31, 2018 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at March 31, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037, 2038 and 2039 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $386,297, $496,798, $713,162 and $344,318, respectively.

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

On February 12, 2018, the Company executed an Executive Service Agreement (“Agreement”) with David Posel. The Agreement provides that Mr. Posel services as the Company’s Chief Operating Officer for a term of 4 years. The Agreement also provides for compensation to Mr. Posel of $5,000 cash per month and the issuance of 1 share of Series A Preferred Stock at the inception of the Agreement. The Agreement can be terminated upon the resignation or death of Mr. Posel, and also can be terminated by the Company due to the failure or neglect of Mr. Posel to perform his duties, or due to the misconduct of Mr. Posel in connection with the performance. On February 12, 2018, 1 share of CANB Series A Preferred Stock were issued to Mr. Posel (see Note 8). Since execution of the Posel Agreement, Mr. Posel has been re-assigned to COO for Pure Health Products, the Company’s subsidiary.

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

Consulting Agreements

On September 6, 2017, the Company executed a Consulting Agreement with T8 Partners LLC (“T8”) for T8 to serve as the Company’s consultant for stock compensation of a total of 10,000,000 restricted shares. Pursuant to the agreement, the Company issued 2,500,000 restricted shares of CANB common stock to T8 on September 7, 2017. Effective October 27, 2017, the Company terminated the agreement due to non-performance by T8. The Company won the arbitration proceedings against T8 and T8 has been ordered to return its shares to the Company.

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

Rent expense for the year ended December 31, 2018 and 2017 was $67,165 and $65,060, respectively.

At March 31, 2019, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2019	28,932
Year ended December 31, 2020	39,666
Year ended December 31, 2021	33,880
Total	$102,478

The lease liability of $90,591 at March 31, 2019 as presented in the Consolidated Balance Sheet represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of 102,478 at March 31, 2019.

Major Customers

For the three months ended March 31, 2019, there were no customers that accounted for more than 10% of total revenues.

For the three months ended March 31, 2018, one customer accounted for approximately 13% of total revenues.

NOTE 15 – Related Party Transactions

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of CANB. At March 31, 2019, CANB had an account receivable from PAG of $7,240. For the three months ended March 31, 2019, CANB had revenues from PAG of $0.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a former Company director, is both a customer and vendor of CANB. At March 31, 2019, CANB had an account receivable from IST of $7,932. For the three months ended March 31, 2019, CANB had revenues from IST of $0.

Stock Market Manager, Inc. is also an entity controlled by Mr. Dilley. For the three months ended March 31, 2019, CANB had an account payable to Stock Market Manager Inc. of $1,676.

During the three months ended March 31, 2019, we had products and service sales to related parties totaling $0.

NOTE 16 – Subsequent Events

From April 29, 2019 to May 1, 2019, the Company issued aggregately 4,504,950 shares of CANB common stock to RedDiamond in exchange for the retirement of 35,000 shares of CANB Series B Preferred Stock.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through May 17, 2019, the date on which these consolidated financial statements were available to be issued. Except as disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

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

We manufacture and sell products containing CBD. We also provide document, project, marketing and sales management systems to our residual business clients through our website and proprietary software, which divisions are being wound-down. The consolidated financial statements include the accounts of CANB and its wholly owned subsidiary Pure Health Products and DuraMed for the three months ended March 31, 2019.

Results of Operations

Three Months Ended March 31, 2019 compared with Three Months Ended March 31, 2018:

Revenues increased $447,391 from $69,769 in 2018 to $517,160 in 2019.

Cost of product sales increased $217,966 from $44,587 in 2018 to $262,553 in 2019 due to the expansion of current product sales and launch of new product sales in Duramed.

Officers and director’s compensation increased $182,750 from $262,800 in 2018 to $445,550 in 2019. The 2019 expense amount(445,550) includes stock-based compensation($262,420) paid to officers and employees. The 2018 expense amount ($262,800) includes stock-based compensation ($202,800) paid to the advisory board members.

Consulting fees increased $387,843 from $275,908 in 2018 to $663,751 in 2019. The 2019 expense amount ($663,751) includes stock-based compensation of $565,776, resulting from stock issued for the service of consultants. The 2018 expense amount ($275,908) includes stock-based compensation of $11,000, resulting from stock issued for the service of consultants.

Advertising expense increased $4,055 from $22,333 in 2018 to $26,388 in 2019.

Hosting expense decreased $3,218 from $3,668 in 2018 to $450 in 2019.

Rent expense decreased $4,405 from $16,265 in 2018 to $11,860 in 2019.

Professional fees increased $24,453 from $13,383 in 2018 to $37,836 in 2019.

Depreciation of property and equipment increased $1,962 from $803 in 2018 to $2,765 in 2019.

Amortization of intangible assets increased $2,194 from $0 in 2018 to $2,194 in 2019.

Other operating expenses increased $171,168 from $64,713 in 2018 to $235,881 in 2019. The increase was due largely to higher referral fees, travel expense, and news announcement fees in 2019 compared to 2018.

Net income decreased $1,580,072 from income of $407,558 in 2018 to a loss of $1,172,514 in 2019. The decrease was due to the $766,802 increase in total operating expenses and the decrease of $1,042,695 in other income – net from $1,042,249 other income – net in 2018 to $446 other expense– net in 2019, offset by the $447,391 increase in revenues.

Liquidity and Capital Resources

At March 31, 2019, we had cash and cash equivalents of $567,291 and working capital of $1,067,641.

Cash and cash equivalents decreased $240,456 from $807,747 at December 31, 2018 to $567,291 at March 31, 2019. For the three months ended March 31, 2019, $1,194,265 was provided by financing activities, $744,212 was used in investing activities, and $690,509 was used in operating activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2019, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period March 31, 2019 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the quarterly period ended March 31, 2019 follows:

From January 4, 2019 to March 27, 2019, the Company issued aggregately 41,431,994 shares of CANB common stock to multiple investors pursuant to relative Stock Purchase Agreements dated on various dates, in exchange for total proceeds of $1,196,100.

On January 14, 2019, the Company issued 7,500,000 shares of CANB common stock to Hudilab, Inc. (“HUDI”), pursuant to a License and Acquisition Agreement for purchase of the technology owned by HUDI.

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

On February 20, 2019, the Company issued 1,000,000 shares of CANB common stock to owners of Seven Chakras pursuant to an Asset Purchase Agreement (the “Agreement”) with Seven Chakras, LLC dated January 31, 2019.

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

CANBIOLA, INC.

Date: May 23, 2019	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: May 23, 2019	By:	/s/ Stanley L. Teeple
Stanley L. Teeple, Chief Financial Officer

