Form 10-Q/A
period 2019-03-31
Canbiola, Inc.
filed 2019-06-17
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(516) 595-9544

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

EXPLANATORY NOTE

Canbiola, Inc. (the “Company”) inadvertently provided an incorrect contact phone number in its Quarterly Report on Form 10-Q for the period ended March 31, 2019 (the “Original Filing”) and did not include interactive data (aka XBRL’s) for the Original Filing. This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed solely to include the Company’s interactive data and to amend the Company’s phone number.

CANBIOLA, INC.

FORM 10-Q/A

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended*
3.2	Bylaws*
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANBIOLA, INC.

Date: June 17, 2019	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: June 17, 2019	By:	/s/ Stanley L. Teeple
Stanley L. Teeple, Chief Financial Officer

