Form 10-Q
period 2019-06-30
Canbiola, Inc.
filed 2019-08-19
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging Growth Company	[X]
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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 14, 2019 was 671,319,774 shares.

CANBIOLA, INC.

FORM 10-Q

June 30, 2019

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Canbiola, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$413,098	$807,747
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	588,560	39,172
Inventory	87,854	87,104
Prepaid expenses - current	310,747	210,351
Other receivable - current	5,000	-
Total current assets	1,405,259	1,144,374

Property and equipment, at cost less accumulated depreciation of $48,512 and $20,248, respectively	991,811	59,619

Other assets:
Deposit - noncurrent	19,786	48,726
Prepaid expenses - noncurrent	2,688,565	2,365,719
Note receivable - noncurrent	19,390	19,389
Other receivable – noncurrent	15,225	-
Intangible assets, net of accumulated amortization of $7,160 and $0, respectively	191,495	-
Goodwill	55,849	55,849
Right-of-Use Asset, net of accumulated depreciation of $8,767 and $0, respectively	81,824	-
Total other assets	3,072,134	2,489,683

Total assets	$5,469,204	$3,693,675

Liabilities and Stockholders’ Deficiency
Current liabilities:
Notes and loans payable	$15,841	$19,205
Accounts payable	91,135	73,059
Accrued officers’ compensation	68,750	68,750
Other accrued expenses payable	33,177	43,778
Current portion of lease liability	32,552	-
Total current liabilities	241,455	204,792

Non-current portion of lease liability	50,582	-

Total liabilities	292,037	204,792

Commitments and contingencies (Notes 14)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: authorized 20 shares, issued and outstanding 20 and 18 shares, respectively	5,539,174	4,557,424
Series B Preferred stock, $0.001 par value: authorized 500,000 shares, issued and outstanding 342,853 and 499,958 shares, respectively	322	479
Common stock, no par value; authorized 1,500,000,000 shares, issued and outstanding 595,171,059 and 440,566,325 shares, respectively	19,941,253	16,624,557
Additional Paid-in capital	872,976	872,976
Additional Paid-in capital – Stock Options (Note 11)	202,200	202,200
Accumulated deficit	(21,378,758)	(18,768,753)
Total stockholders’ equity	5,177,167	3,488,883

Total liabilities and stockholders’ equity	$5,469,204	$3,693,675

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Revenues
Product Sales	$1,147,139	$211,203	$631,779	$148,234
Service Revenue	3,600	12,757	1,800	5,957
Total Revenues	1,150,739	223,960	633,579	154,191
Cost of product sales	561,757	91,439	299,204	46,852
Gross Profit	588,982	132,521	334,375	107,339

Operating costs and expenses:
Officers and director’s compensation (including stock- based compensation of $834,230, $185,400, $336,882, and $0, respectively)	1,274,688	321,650	829,138	58,850
Consulting fees (including stock-based compensation of $953,914, $572,777, $388,138 and $344,869 respectively)	1,091,086	643,676	427,335	367,769
Advertising expense	153,762	37,008	127,374	14,675
Hosting expense	7,917	7,478	7,467	3,810
Rent expense	12,344	33,065	484	16,800
Professional fees	112,016	70,339	74,180	56,956
Depreciation of property and equipment	14,297	1,604	11,532	801
Amortization of intangible assets	7,160	-	4,966	-
Other	523,069	120,827	287,188	56,113

Total operating expenses	3,196,339	1,235,647	1,769,664	575,774

Loss from operations	(2,607,357)	(1,103,126)	(1,435,289)	(468,435)

Other income (expense):
Interest income	317	5,024	317	2,512
Income from derivative liability	-	844,051	-	(231,655)
Loss on stock issuance		(185,104)		(185,104)
Loss on debt conversion		(57,738)		(57,738)
Interest expense (including amortization of debt discounts of $0 and $54,165, respectively)	(2,965)	(70,425)	(2,519)	(34,456)

Other income (expense) - net	(2,648)	535,808	(2,202)	(506,441)

Loss before provision for income taxes	(2,610,005)	(567,318)	(1,437,491)	(974,876)

Provision for income taxes	-	-	-	-

Loss and comprehensive loss	$(2,610,005)	$(567,318)	(1,437,491)	(974,876)

Net income (loss) per common share - basic and diluted	$0.00	$0.00	0.00	0.00

Weighted average common shares outstanding –
Basic	532,985,996	232,957,482	564,041,249	236,270,276
Diluted	781,082,928	371,751,524	715,286,813	377,833,277

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net loss	$(2,610,005)	$(567,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation, net of prepaid stock- based consulting fees	1,553,216	758,177
Loss on stock issuance	-	185,104
Loss on debt conversion	-	57,738
Debt issuance expense	-	14,000
Expense from derivative liability	-	(844,051)
Depreciation of property and equipment - General	14,296	1,604
Depreciation of property and equipment - COGS	24,973	-
Amortization of intangible assets	7,160	-
Amortization of debt discounts	-	54,165
Changes in operating assets and liabilities:
Accounts receivable	(549,388)	(8,057)
Inventory	(750)	2,712
Prepaid expenses	(7,850)	-
Other receivable	(20,225)	-
Security deposit	28,940	-
Accounts payable	18,076	(10,906)
Accrued officers’ compensation	-	72,500
Other accrued expenses payable	(10,601)	10,607

Net cash used in operating activities	(1,317,230)	(273,725)

Investing Activities:
Intangible assets additions	(50,000)	-
Fixed assets additions	(962,698)	(38,355)

Net cash used in investing activities	(1,012,698)	(38,355)

Financing Activities:
Repayments of notes and loans payable	(3,364)	-
Repayments of lease liability	(7,457)	-
Proceeds received from notes and loans payable	-	135,000
Proceeds from sale of common stock	1,946,100	-
Proceeds from sale of Series B preferred stock	-	249,000

Net cash provided by financing activities	1,935,279	384,000

Increase (decrease) in cash and cash equivalents	(394,649)	71,920

Cash and cash equivalents, beginning of period	807,747	1,652

Cash and cash equivalents, end of period	$413,098	$73,572

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in acquisition of Intangible assets	$148,655	$-

Issuance of common stock in satisfaction of Officers compensation	$54,340	$-

Issuance of common stock in satisfaction of debt	$-	$15,000

Issuance of common stock in satisfaction of directors’ fees	$-	$202,800

Issuance of common stock in satisfaction of Accrued interest	$-	4,246

Issuance of common stock for services rendered	$497,220	$-

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2019 and 2018

(Unaudited)

NOTE 1 – Organization and Description of Business

Canbiola, Inc. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. The Company is in the process of dissolving Prosperity. The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company’s durable equipment products, such as sam® units with CBD infused pads, are marketed and sold through its wholly owned subsidiaries, Duramed Inc. (incorporated in or around November 2018) and DuramedNJ LLC (incorporated in or around May 2019) (collectively, “Duramed”). The Company’s wholly owned subsidiary, Radical Tactical LLC (“Radical Tactical”), formed May, 2019 provides the marketplace with millennium targeted product lines such as vapes, gums, and kratom. The Company’s hemp aggregation business is run through NY Hemp Depot LLC (the “Hemp Depot”), which was formed in or around July, 2019.

Effective December 27, 2010, WRAP effected a 10 for 1 forward stock split of its common stock. Effective June 4, 2013, WRAP effected a 1 for 10 reverse stock split of its common stock. The accompanying consolidated financial statements retroactively reflect these stock splits.

On May 15, 2017, WRAP changed its name to Canbiola, Inc. (the “Company” or “CANB” or “Canbiola”).

Canbiola specializes in the production and sale of a variety of hemp derived Cannabidiol (“CBD”) products such as oils, creams, moisturizers, isolate, gel caps, spa products, and concentrates. Canbiola is developing its own line of proprietary products as well as seeking synergistic value through acquisitions in the Hemp Industry. Canbiola aims to be the premier provider of the highest quality hemp CBD products on the market through sourcing the very best raw material and developing a variety of products we believe will improve people’s lives in a variety of areas.

The Company also owns document management and email marketing platforms which it is seeking to sell or repurpose.

For the periods presented, the assets, liabilities, revenues, and expenses are those of CANB. Prosperity and Radical Tactical had no activity for the periods presented. Financial information for PHP, Radical Tactical and Duramed in the periods have been consolidated with the Company’s financials.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of June 30, 2019, the Company had cash and cash equivalents of $413,098 and a working capital of $1,158,217. For the six months ended June 30, 2019 and 2018, the Company had net loss of $2,610,005 and $567,318, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of CANB and its wholly owned subsidiaries, Pure Health products, Duramed, Prosperity and Radical Tactical. All intercompany balances and transactions have been eliminated in consolidation.

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

Private Label Customers, Global CBD, LLC and TZ Wholesale, are wholesale distributors of the Company’s product, under their own wholesale private label brand. The products are made to Company specifications and shipped directly to the wholesaler. The pricing is predicated upon a volume discount negotiated at the time of the placement of the orders. Product is produced and labeled in the Washington manufacturing facility and shipped directly to the Private Label customer who re-distributes to their retail and other customers. The products are fully paid when shipped.

Revenue from product sales is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred, and collectability is reasonably assured.

The Company’s Duramed Division provides a sam® Pro 2.0 medical device to patients through a doctor program whereby the physician evaluates the patients’ needs for medical necessity, and if determined that the device use would be beneficial, writes a prescription for the patient who signs a rental form, for a 35 day cycle for the unit, that is submitted to Duramed who bills the appropriate insurance company. The insurance company pays the invoice, or a negotiated amount via arbitration, and that revenue is reported as revenue when invoiced to the insurance carrier. The collected amount is reconciled with the invoice amount on a daily basis.

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

In accordance with ASC 505-50, the Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date at which the counterparty’s performance is complete.

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

(m) Advertising

Advertising costs are expensed as incurred and amounted to $153,762 and $37,008 for the period ended June 30, 2019 and 2018, respectively.

(n) Research and Development

Research and development costs are expensed as incurred. In the period ended June 30, 2019 and 2018, the Company spent $70,000 and $12,500 in research and development which was expenses as spent, respectively.

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

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the periods presented, the diluted net loss per share calculation excluded the effect of Series B preferred stocks and stock options outstanding (see Notes 9, 10 and 11).

(q) Recent Accounting Pronouncements

In 2016, the FASB issued ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees will be required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. Effective January 1, 2019, we adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standards using a modified retrospective transition approach at the date of adoption. As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods subject to this new accounting guidance. Upon adoption we recorded a $100,681 right-of-use asset related to our one operating lease (see Note 14) and a $90,591 lease liability.

(r) Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net income.

NOTE 4 – Inventories

Inventories consist of:

	June 30, 2019	December 31, 2018
Raw materials	$86,454	$79,652

Finished goods	1,400	7,452
Total	$87,854	$87,104

NOTE 5 – Notes Receivable

Notes receivable consist of:

	June 30, 2019	December 31, 2018
Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	$19,389	$19,389

Total	19,389	19,389

Current portion of notes receivable	-	-
Noncurrent portion of notes receivable	$19,389	$19,389

Stock Market Manager, Inc is affiliated with Carl Dilley, a Company director. In 2018, the Company received services from Stock Market Manager valued at $19,611 in exchange for the cancellation of $19,611 in note receivables.

NOTE 6 – Property and Equipment, Net

Property and Equipment, net, consist of:

	June 30, 2019	December 31, 2018

Furniture & Fixtures	$19,018	$19,018

Office Equipment	12,378	20,992

Manufacturing Equipment	243,825	46,384

Medical Equipment	773,869	-

Total	1,049,090	86,394

Accumulated depreciation	(57,279)	(26,775)

Net	$991,811	$59,619

NOTE 7 – Intangible Assets, Net

Intangible assets, net, consist of:

	June 30, 2019	December 31, 2018

Video conferencing software acquired by Prosperity in December 2009	$30,000	$30,000

Enterprise and audit software acquired by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

CBD Technology	198,655	-

Other	3,548	3,548

Total	259,083	60,428

Accumulated amortization and Impairment	(67,588)	(60,428)

Net	$191,495	$0

The CBD related technology were purchased from Hudilab, Inc. (“HUDI”) and Seven Chakras, LLC (“Seven Chakras”) during the three months ended March 31, 2019. On January 14, 2019, the Company and PHP (collectively, the “buyer”) entered into a License and Acquisition Agreement (the “LAA”) with HUDI. Pursuant to the LAA, HUDI will sell the technology owned by it to the buyer in exchange for 7,500,000 shares of CANB common stock. On January 14, 2019, the shares were issued to the owner of HUDI and valued at $131,625. On January 31, 2019, PHP entered into an Asset Purchase Agreement (the “Agreement”) with Seven Chakras, LLC (“Seven Chakras”). Pursuant to the Agreement, PHP purchased the rights and title to (i) Seven Chakras’ proprietary formulas, methods, trade secrets, and know-how related to the production of Seven Chakras’ products containing cannabidiol (“CBD”), (ii) Seven Chakras’ tradename, domain name, and social media sites, and (iii) other assets of Seven Chakras including but not limited to raw materials, equipment, packaging and labeling materials, mailing lists, and marketing materials (collectively, the “Assets”). On February 20, 2019, the Company issued 1,000,000 shares of CANB common stock valued at $17,030 to owners of Seven Chakras as additional consideration, along with the $50,000 cash payments, pursuant to the agreement.

The other intangible assets relate to the document management and email marketing divisions. Since December 31, 2017, the Company do not expect any future positive cash flow from these divisions. Accordingly, the net carrying value of these intangible assets was reduced to $0.

NOTE 8 – Notes and Loans Payable

Notes and loans payable consist of:

	June 30, 2019	December 31, 2018
Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Note payable to Carl Dilley, a director of the Company, interest at 12.99% per annum, due February 1, 2021	7,841	10,899

Loan payable to Mckenzie Webster Limited (“MWL”), an entity controlled by the former Chairman of the Board of Directors of the Company, non-interest bearing, due on demand	3,000	3,000
Total	$15,841	$18,899

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

On May 28, 2019, the Company issued 3 shares of CANB Series A Preferred Stock to Stanley L. Teeple pursuant to the employment agreement with him. The fair value of the issuance totaled at $1,203,000 and will be amortized over the vesting period of four years.

On April 26, 2019, the Company issued 1,930,693 shares of CANB common stock to RedDiamond in exchange for the retirement of 15,000 shares of CANB Series B Preferred Stock.

On May 1, 2019, the Company issued 2,574,257 shares of CANB common stock to RedDiamond in exchange for the retirement of 20,000 shares of CANB Series B Preferred Stock.

On May 9, 2019, the Company issued 7,113,059 shares of CANB common stock to RedDiamond in exchange for the retirement of 55,263 shares of CANB Series B Preferred Stock.

On June 7, 2019, the Company issued 3,217,822 shares of CANB common stock to RedDiamond in exchange for the retirement of 25,000 shares of CANB Series B Preferred Stock.

NOTE 10 – Common Stock

On February 7, 2018, the Company issued 250,000 shares of CANB common stock to a consultant for services rendered. The $9,825 fair value of the 250,000 shares of CANB common stock was partially charged to consulting fees in the three months ended March 31, 2018.

On February 9, 2018, the Company issued 3,000,000 and 3,000,000 shares of CANB common stock to its two directors for services rendered, respectively. The $101,400 fair value of each 3,000,000 shares of CANB common stock was charged to directors fees in the three months ended March 31, 2018. The shares issued to one of the directors were converted to options at June 11, 2018 (see Note 11).

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

On December 11, 2018, the Company issued 891,089 shares of CANB common stock to RedDiamond in satisfaction of dividend payable of $9,000.

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

From April 1, 2019 through June 30, 2019 the company issued an aggregate of 15,511,767 shares of CANB Common Stock to multiple consultants for services rendered.

From April 1, 2019 through June 30, 2019, the Company issued an aggregate of 4,174,886 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From April 1, 2019 through June 30, 2019, the Company issued an aggregate of 1,384,621 shares of Common Stock under the terms of executive employment agreements.

From April 1, 2019 through June 30, 2019, the Company issued an aggregate of 25,862,071 shares of CANB shares under the terms of the Stock Purchase Agreements for total proceeds of $750,000.

NOTE 11 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2017	50,000	247,500	297,500
Granted in 2018	6,000,000	2,850,000	8,850,000
Cancelled in 2018	-	-	-
Exercised in 2018	-	(850,000)	(850,000)

Balance, December 31, 2018	6,050,000	2,247,500	8,297,500
Granted in Q1 & Q2 2019	-	-	-
Cancelled in Q1& Q2 2019	(50,000)	-	(50,000)
Exercised in Q1 & Q2 2019	-	-	-

Balance, June 30, 2019	6,000,000	2,247,500	8,247,500

Issued and outstanding stock options as of June 30, 2019 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2018	6,000,000	$0.001	2023

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

Issued and outstanding warrants as of June 30, 2019 consist of:

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

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% and 35% to pretax income (loss) as follows:

	Six Months June 30,
	2019	2018

Expected income tax (benefit) at 21%	$(548,101)	$85,587

Non-deductible stock-based compensation	375,510	90,449

Non-deductible amortization of debt discounts	-	5,977

Non-deductible amortization of intangible assets	-	-

Non-deductible expense from derivative liability	-	(225,898)

Increase in deferred income tax assets valuation allowance	172,591	43,885

Provision for (benefit from) income taxes	$-	$-

Deferred income tax assets consist of:

	June 30, 2019	December 31, 2018

Net operating loss carryforward	1,817,184	1,644,593

Valuation allowance	(1,817,184)	(1,644,593)

Net	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,817,184 attributable to the future utilization of the $5,608,796 net operating loss carryforward as of June 30, 2019 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at June 30, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037, 2038 and 2039 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $386,297, $496,798, $713,162 and $821,862, respectively.

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

NOTE 13 – Segment Information

The Company has one reportable segment: Durable Equipment Products.

The accounting policies of the segment described above are the same as those described in Summary of Significant Accounting Policies in Note 3. The Company evaluates the performance of the Durable Equipment Products segment based on income (loss) before income taxes, which includes interest income.

Durable Equipment Products
Three months ended March 31, 2019
Revenue from external customers	297,513
Revenue from other segments	-
Segment profit	190,627
Segment assets	517,899

Six months ended June 30, 2019
Revenue from external customers	604,792
Revenue from other segments	-
Segment profit	284,101
Segment assets	773,869

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Total profit for reportable segment	$93,500	$284,101
Other income	26	26

Income before income taxes	$93,526	$284,127

NOTE 14 – Commitments and Contingencies

Employment Agreements

On October 3, 2017, the Company executed an Executive Employment Agreement with Marco Alfonsi (“Alfonsi”) for Alfonsi to serve as the Company’s chief executive officer and interim chief financial officer and secretary for cash compensation of $10,000 per month. Pursuant to the agreement, the Company issued a share of CANB Series A Preferred Stock to Alfonsi on October 4, 2017 (see Note 9). Alfonsi may terminate his employment upon 30 days written notice to the Company. The Company may terminate Alfonsi’s employment upon written notice to Alfonsi by a vote of the Board of Directors. At November 12, 2018, this Agreement was terminated due to the execution of a new Employment Agreement with Marco Alfonsi for Alfonsi to serve as the Company’s chief executive officer for cash compensation of $15,000 per month. Pursuant to the agreement, three of the eight previously issued shares of CANB Series A Preferred Stock will be returned to the Company and converted into 30,000,000 common shares. On December Alfonsi may terminate his employment upon 30 days written notice to the Company. The Agreement has an initial term of four years and can be terminated upon the resignation or death of Mr. Alfonsi, and also can be terminated by the Company due to the failure or neglect of Mr. Alfonsi to perform his duties, or due to the misconduct of Mr. Alfonsi in connection with the performance.

On February 12, 2018, the Company executed an Executive Service Agreement (“Agreement”) with David Posel. The Agreement provides that Mr. Posel services as the Company’s Chief Operating Officer for a term of 4 years. The Agreement also provides for compensation to Mr. Posel of $5,000 cash per month and the issuance of 1 share of Series A Preferred Stock at the inception of the Agreement. The Agreement can be terminated upon the resignation or death of Mr. Posel, and also can be terminated by the Company due to the failure or neglect of Mr. Posel to perform his duties, or due to the misconduct of Mr. Posel in connection with the performance. On February 12, 2018, 1 share of CANB Series A Preferred Stock were issued to Mr. Posel (see Note 9). Since execution of the Posel Agreement, Mr. Posel has been re-assigned to COO for Pure Health Products, the Company’s subsidiary.

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

On October 15, 2018, the Company executed an Employment Agreement (“Agreement”) with Stanley L. Teeple. The Agreement provides that Mr. Teeple services as the Company’s Chief Financial Officer and Secretary for a term of 4 years. The Agreement also provides for compensation to Mr. Teeple of $15,000 cash per month and the issuance of 1 share of Series A Preferred Stock proportionately vesting over four years beginning December 31, 2018 upon execution of the Agreement. The Agreement can be terminated upon the resignation or death of Mr. Teeple, and also can be terminated by the Company due to the failure or neglect of Mr. Teeple to perform his duties, or due to the misconduct of Mr. Teeple in connection with the performance. In May 2019 Mr. Teeple was granted an additional 3 shares of Series A Preferred.

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

Rent expense for the six months ended June 30, 2019 and 2018 was $12,344 and $33,065, respectively.

At June 30, 2019, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2019	19,353
Year ended December 31, 2020	39,666
Year ended December 31, 2021	33,880

Total	$92,899

The lease liability of $83,134 at June 30, 2019 as presented in the Consolidated Balance Sheet represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of 92,899 at June 30, 2019.

Major Customers

For the six months ended June 30, 2019, there were no customers that accounted for more than 10% of total revenues.

For the six months ended June 30, 2018, one customer accounted for approximately 14% of total revenues.

NOTE 15 – Related Party Transactions

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of CANB. At June 30, 2019, CANB had an account receivable from PAG of $7,240. For the six months ended June 30, 2019, CANB had revenues from PAG of $0.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a former Company director, is both a customer and vendor of CANB. At June 30, 2019, CANB had an account receivable from IST of $7,035. For the six months ended June 30, 2019, CANB had revenues from IST of $0.

Stock Market Manager, Inc. is also an entity controlled by Mr. Dilley. For the six months ended June 30, 2019, CANB had an account payable to Stock Market Manager Inc. of $1,676.

During the six months ended June 30, 2019, we had products and service sales to related parties totaling $0.

NOTE 17 – Subsequent Events

On July 11, 2019 the company formed a wholly owned subsidiary NY Hemp Depot LLC, a NV Corporation in accordance with the requirements of the July 3, 2019 Joint Venture with NY-Shi. LLC and EWSD I LLC for the purpose of cultivation and amalgamation of hemp biomass for processing in a Pueblo, CO facility.

On July 15, 2019, the Company amended its Articles of Incorporation to increase its authorized common stock to 1,500,000,000 shares.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through August 14, 2019, the date on which these consolidated financial statements were available to be issued. Except as disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Canbiola, Inc. was originally formed as a Florida corporation on October 11, 2005, under the name of WrapMail, Inc. Effective January 5, 2015, we acquired 100% ownership of Prosperity Systems, Inc., which the Company is in the process of dissolving. Effective December 28, 2018, we acquired 100% ownership of Pure Health Products. The Company’s durable equipment products, such as sam® units with CBD infused pads, are marketed and sold through its wholly owned subsidiaries, Duramed Inc. (incorporated in or around November 2018) and DuramedNJ LLC (incorporated in or around May 2019) (collectively, “Duramed”). The Company’s wholly owned subsidiary, Radical Tactical LLC (“Radical Tactical”), formed May, 2019 provides the marketplace with millennium targeted product lines such as vapes, gums, and kratom. The Company’s hemp aggregation business is run through NY Hemp Depot LLC (the “Hemp Depot”), which was formed in or around July, 2019. The Company is presently in the process of dissolving Prosperity.

We manufacture and sell products containing CBD. We also provide document, project, marketing and sales management systems to our residual business clients through our website and proprietary software, which divisions are being wound down. The consolidated financial statements include the accounts of CANB and its wholly owned subsidiaries for the three months ended June 30, 2019.

Results of Operations

Three Months Ended June 30, 2019 compared with Three Months Ended June 30, 2018:

Revenues increased $479,388 from $154,191 in 2018 to $633,579 in 2019.

Cost of product sales increased $252,352 from $46,852 in 2018 to $299,204 in 2019 due to the expansion of current product sales and launch of new product sales in Duramed.

Officers and director’s compensation increased $770,288 from $58,850 in 2018 to $829,138 in 2019. The 2019 expense amount ($829,138) includes stock-based compensation $571,810 paid to officers and employees. The 2018 expense amount ($58,850) includes stock-based compensation $0 paid to the advisory board members.

Consulting fees increased $59,566 from $367,769 in 2018 to $427,335 in 2019. The 2019 expense amount ($427,335) includes stock-based compensation of $388,138, resulting from stock issued for the service of consultants. The 2018 expense amount ($367,769) includes stock-based compensation of $344,869, resulting from stock issued for the service of consultants.

Advertising expense increased $112,699 from $14,675 in 2018 to $127,374 in 2019.

Hosting expense increased $3,657 from $3,810 in 2018 to $7,467 in 2019.

Rent expense decreased $16,316 from $16,800 in 2018 to $484 in 2019.

Professional fees increased $17,224 from $56,956 in 2018 to $74,180 in 2019.

Depreciation of property and equipment increased $10,731 from $801 in 2018 to $11,532 in 2019.

Amortization of intangible assets increased $4,966 from $0 in 2018 to $4,966 in 2019.

Other operating expenses increased $231,075 from $56,113 in 2018 to $287,188 in 2019. The increase was due largely to higher referral fees, travel expense, and news announcement fees in 2019 compared to 2018.

Net loss increased $462,615 from loss of $974,876 in 2018 to a loss of $1,437,491 in 2019. The increase was due to the $1,193,890 increase in total operating expenses and the decrease of $504,239 in other expense – net from $506,441 other expense – net in 2018 to $2,202 other expense– net in 2019, offset by the $227,036 increase in gross profit.

Six Months Ended June 30, 2019 compared with Six Months Ended June 30, 2018:

Revenues increased $926,779 from $223,960 in 2018 to $1,150,739 in 2019.

Cost of product sales increased $470,318 from $91,439 in 2018 to $561,757 in 2019 due to the expansion of current product sales and launch of new product sales in Duramed.

Officers and director’s compensation increased $718,110953,038 from $321,650 in 2018 to $1,274,688 in 2019. The 2019 expense amount ($1,274,688) includes stock-based compensation ($834,230) paid to officers and employees. The 2018 expense amount ($321,650) includes stock-based compensation ($185,400) paid to the advisory board members.

Consulting fees increased $447,410 from $643,676 in 2018 to $1,091,086 in 2019. The 2019 expense amount ($1,091,086) includes stock-based compensation of $953,914, resulting from stock issued for the service of consultants. The 2018 expense amount ($643,676) includes stock-based compensation of $572,777, resulting from stock issued for the service of consultants.

Advertising expense increased $116,754 from $37,008 in 2018 to $153,762 in 2019.

Hosting expense increased $439 from $7,478 in 2018 to $7,917 in 2019.

Rent expense decreased $20,721 from $33,065 in 2018 to $12,344 in 2019.

Professional fees increased $41,677 from $70,339 in 2018 to $112,016 in 2019.

Depreciation of property and equipment increased $12,693 from $1,604 in 2018 to $14,297 in 2019.

Amortization of intangible assets increased $7,160 from $0 in 2018 to $7,160 in 2019.

Other operating expenses increased $402,242 from $120,827 in 2018 to $523,069 in 2019. The increase was due largely to higher referral fees, travel expense, and news announcement fees in 2019 compared to 2018.

Net loss increased $2,042,687 from loss of $567,318 in 2018 to a loss of $2,610,005 in 2019. The decrease was due to the $1,960,692 increase in total operating expenses and the decrease of $538,456 in other income – net from $535,808 other income – net in 2018 to $2,648 other expense– net in 2019, offset by the $456,461 increase in gross profit.

Liquidity and Capital Resources

At June 30, 2019, we had cash and cash equivalents of $413,098 and working capital of $1,158,217.

Cash and cash equivalents decreased $394,649 from $807,747 at December 31, 2018 to $413,098 at June 30, 2019. For the six months ended June 30, 2019, $1,935,279 was provided by financing activities, $1,012,698 was used in investing activities, and $1,317,230 was used in operating activities.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have a commitment with Shanghi Ipanda Corporation for approximately $60,000 for the final payment on the automatic bottling equipment for Pure Health products.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2019, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period June 30, 2019 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the six months ended June 30, 2019 follows:

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

From April 1, 2019 through June 30, 2019 the company issued an aggregate of 15,511,767 shares of CANB Common Stock to multiple consultants for services rendered.

From April 1, 2019 through June 30, 2019, the Company issued an aggregate of 4,174,886 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From April 1, 2019 through June 30, 2019, the Company issued an aggregate of 1,384,621 shares of Common Stock under the terms of executive employment agreements.

From April 1, 2019 through June 30, 2019, the Company issued an aggregate of 25,862,071 shares of CANB shares under the terms of the Stock Purchase Agreements for total proceeds of $750,000.

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

CANBIOLA, INC.

Date: August 19, 2019	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: August 19, 2019	By:	/s/ Stanley L. Teeple
Stanley L. Teeple, Chief Financial Officer

