Form 10-Q
period 2019-09-30
Canbiola, Inc.
filed 2019-11-19
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 1, 2019 was 713,653,875 shares.

CANBIOLA, INC.

FORM 10-Q

September 30, 2019

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Canbiola, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$471,068	$807,747
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	995,525	39,172
Inventory	101,199	87,104
Prepaid expenses - current	1,348,433	210,351
Total current assets	2,916,225	1,144,374

Property and equipment, at cost less accumulated depreciation of $84,852 and $20,248, respectively	1,018,842	59,619

Other assets:
Deposit - noncurrent	19,786	48,726
Prepaid expenses - noncurrent	1,442,244	2,365,719
Note receivable - noncurrent	19,389	19,389
Other receivable – noncurrent	31,225	-
Other receivable – noncurrent
Intangible assets, net of accumulated amortization of $12,127 and $0, respectively	1,186,528	-
Goodwill	55,849	55,849
Right-of-Use Asset, net of amortization of $15,683 and $0, respectively	74,909	-
Total other assets	2,829,930	2,489,683

Total assets	$6,764,997	$3,693,675

Liabilities and Stockholders’ Deficiency
Current liabilities:
Notes and loans payable	$11,311	$19,205
Accounts payable	82,545	73,059
Accrued officers’ compensation	68,750	68,750
Other accrued expenses payable	44,423	43,778
Current portion of lease liability	33,664	-
Total current liabilities	240,693	204,792

Non-current portion of lease liability	41,825	-

Total liabilities	282,518	204,792

Commitments and contingencies (Notes 14)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: authorized 20 shares, issued and outstanding 20 and 18 shares, respectively	5,539,174	4,557,424
Series B Preferred stock, $0.001 par value: authorized 500,000 shares, issued and outstanding 342,853 and 499,958 shares, respectively	322	479
Common stock, no par value; authorized 1,500,000,000 shares, issued and outstanding 669,535,865 and 440,566,325 shares, respectively	22,187,665	16,624,557
Additional Paid-in capital	872,976	872,976
Additional Paid-in capital – Stock Options (Note 11)	202,200	202,200
Accumulated deficit	(22,319,858)	(18,768,753)
Total stockholders’ equity	6,482,479	3,488,883

Total liabilities and stockholders’ equity	$6,764,997	$3,693,675

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Revenues
Product Sales	$1,760,761	$371,553	$613,622	$160,350
Service Revenue	5,400	15,735	1,800	2,978
Total Revenues	1,766,161	387,288	615,422	163,328
Cost of product sales	703,607	181,077	141,850	89,638
Gross Profit	1,062,554	206,211	473,572	73,690

Operating costs and expenses:
Officers and director’s compensation (including stock- based compensation of $1,018,786, $185,400, $184,556, and $0, respectively)	1,717,586	397,900	442,898	76,250
Consulting fees (including stock-based compensation of $1,372,181, $1,091,093, $418,267 and $518,317 respectively)	1,540,441	1,188,693	449,355	545,017
Advertising expense	220,373	62,743	66,611	25,735
Hosting expense	11,389	9,192	3,472	1,714
Rent expense	32,852	50,065	9,618	17,000
Professional fees	194,468	82,498	82,452	12,159
Depreciation of property and equipment	8,687	2,985	3,157	1,381
Amortization of intangible assets	12,127	-	4,967	-
Other	869,375	182,174	346,306	61,347

Total operating expenses	4,607,298	1,976,250	1,408,836	740,603

Loss from operations	(3,544,744)	(1,770,039	(935,264)	(666,913)

Other income (expense):
Interest income	519	7,584	202	2,560
Income from derivative liability	-	1,146,543	-	302,492
Loss on stock issuance	-	(2,568,560)	-	(2,383,456)
Loss on debt conversion	-	(1,420,523)	-	(1,362,785)
Interest expense (including amortization of debt discounts of $0, $93,978, $0 and $39,813, respectively)	(6,879)	(118,022)	(6,037)	(47,597)

Other income (expense) - net	(6,360)	(2,952,978)	(5,835)	(3,488,786)

Loss before provision for income taxes	(3,551,104)	(4,723,017)	(941,099)	(4,155,699)

Provision for income taxes	-	-	-	-

Loss and comprehensive loss	$(3,551,104)	$(4,723,017)	(941,099)	(4,155,699)

Net income (loss) per common share - basic and diluted	$0.00	$0.00	0.00	0.00

Weighted average common shares outstanding –
Basic	575,862,806	246,648,668	660,770,044	273,584,588
Diluted	817,332,625	391,326,919	888,649,964	429,839,381

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net loss	$(3,551,104)	$(4,723,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation, net of prepaid stock- based consulting fees	2,390,967	1,276,494
Loss on stock issuance	-	2,568,560
Loss on debt conversion	-	1,420,523
Debt issuance expense	-	14,000
Expense from derivative liability	-	(1,146,543)
Depreciation of property and equipment - General	8,687	2,985
Depreciation of property and equipment - COGS	49,390	-
Amortization of intangible assets	12,127	-
Amortization of debt discounts	-	93,978
Changes in operating assets and liabilities:
Accounts receivable	(956,353)	(32,303)
Inventory	(14,095)	5,481
Prepaid expenses	(6,226)	-
Other receivable	(31,225)	-
Right-of-use asset	580
Security deposit	28,940	(6,000)
Accounts payable	9,482	3,759
Accrued officers’ compensation	-	85,900
Other accrued expenses payable	645	17,033

Net cash used in operating activities	(2,058,185)	(419,150)

Investing Activities:
Intangible assets additions	(550,000)	-
Fixed assets additions	(1,017,300)	(38,355)

Net cash used in investing activities	(1,567,300)	(38,355)

Financing Activities:
Repayments of notes and loans payable	(12,894)	(2,571)
Proceeds received from notes and loans payable	5,000	155,000
Proceeds from sale of common stock	3,296,700	200,000
Proceeds from sale of Series B preferred stock	-	484,000

Net cash provided by financing activities	3,288,806	836,429

Increase (decrease) in cash and cash equivalents	(336,679)	378,924

Cash and cash equivalents, beginning of period	807,747	1,652

Cash and cash equivalents, end of period	$471,068	$380,576

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$6,879	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in acquisition of Intangible assets	$648,655	$-

Issuance of common stock in satisfaction of Officers compensation	$54,340	$-

Issuance of common stock in satisfaction of debt	$-	$178,500

Issuance of common stock in satisfaction of directors’ fees	$-	$185,400

Issuance of common stock in satisfaction of Accrued interest	$-	32,822

Issuance of common stock for services rendered	$497,220	$-

See notes to consolidated financial statements.

Canbiola, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2019 and 2018

(Unaudited)

NOTE 1 – Organization and Description of Business

Canbiola, Inc. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. The Company is in the process of dissolving Prosperity. The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company’s durable equipment products, such as sam® units with CBD infused pads, are marketed and sold through its wholly owned newly formed subsidiaries, Duramed Inc. (incorporated in or around November 2018) and DuramedNJ LLC (incorporated in or around May 2019) (collectively, “Duramed”). Duramed began operating on or about February1, 2019. The Company’s wholly owned subsidiary, Radical Tactical LLC (“Radical Tactical”), formed May, 2019 provides the marketplace with millennium targeted product lines such as vapes, gums, and kratom. The Company’s hemp aggregation business is run through NY Hemp Depot LLC (the “Hemp Depot”), which was formed in or around July, 2019. The Company’s hemp farming business is run through Green Grow Farms, Inc. (“Green Grow Farms”), which was formed in August, 2019.

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

For the periods presented, the assets, liabilities, revenues, and expenses are those of CANB. Prosperity, Radical Tactical, NY Hemp Depot and Green Grow Farms had no activity for the periods presented. Financial information for PHP and Duramed in the periods have been consolidated with the Company’s financials.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of September 30, 2019, the Company had cash and cash equivalents of $471,068 and a working capital of $3,680,532. For the nine months ended September 30, 2019 and 2018, the Company had net loss of $3,546,104 and $4,723,017, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(e) Accounts receivable

Accounts receivable are presented in the balance sheet net of the allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial stability of its customers. Bad debt expense was $0 for the nine months ended September 30, 2019 and twelve months ended December 31, 2018.

(f) Inventory

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method.

(g) Prepaid expenses

Prepaid expenses include stock-based officer, employee and consulting compensation of $2,784,451 and $2,576,070 at September 30, 2019 and December 31, 2018, respectively. The Company’s policy is to record stock-based compensation as prepaids and expense over the term of employment and consulting agreements.

(h) Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to operations as incurred.

(i) Intangible Assets, Net

Intangible assets, net, are stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated economic lives of the respective assets.

(j) Goodwill and Intangible Assets with Indefinite Lives

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

(k) Long-lived Assets

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

(l) Revenue Recognition

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

(m) Cost of Product Sales

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

(n) Stock-Based Compensation

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

(o) Advertising

Advertising costs are expensed as incurred and amounted to $220,373 and $62,743 for the period ended September 30, 2019 and 2018, respectively.

(p) Research and Development

Research and development costs are expensed as incurred. In the period ended September 30, 2019 and 2018, the Company spent $105,000 and $12,500 in research and development which was expenses as spent, respectively.

(q) Income Taxes

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

(r) Net Income (Loss) per Common Share

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

(s) Recent Accounting Pronouncements

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

(t) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

(u) Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net income.

NOTE 4 – Inventories

Inventories consist of:

	September 30, 2019	December 31, 2018
Raw materials	$101,199	$79,652

Finished goods	-	7,452
Total	$101,199	$87,104

NOTE 5 – Notes Receivable

Notes receivable consist of:

	September 30, 2019	December 31, 2018
Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	$19,389	$19,389

Total	19,389	19,389

Current portion of notes receivable	-	-
Noncurrent portion of notes receivable	$19,389	$19,389

Stock Market Manager, Inc is affiliated with Carl Dilley, a Company director. In 2018, the Company received services from Stock Market Manager valued at $19,611 in exchange for the cancellation of $19,611 in note receivables.

NOTE 6 – Property and Equipment, Net

Property and Equipment, net, consist of:

	September 30,	December 31,
	2019	2018

Furniture & Fixtures	$19,018	$19,018

Office Equipment	12,378	20,992

Manufacturing Equipment	288,514	46,384

Medical Equipment	783,782	-

Total	1,103,692	86,394

Accumulated depreciation	(84,850)	(26,775)

Net	$1,018,842	$59,619

NOTE 7 – Intangible Assets, Net

Intangible assets, net, consist of:

	September 30,	December 31,
	2019	2018

Video conferencing software acquired by Prosperity in December 2009	$30,000	$30,000

Enterprise and audit software acquired by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Hemp license and technology	1,000,000	-

CBD technology	198,655	-

Other	3,548	3,548

Total	1,259,083	60,428

Accumulated amortization and Impairment	(72,555)	(60,428)

Net	$1,186,528	$-

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

The hemp related license and technology purchased from Shi Farms during the three months ended September 30, 2019. Hemp Depot will contract with farmers in New York to grow hemp under a controlled program of specific strains, cultured feminized seeds, proven technology, and access to processing for their crop. NY Hemp Depot will amalgamate the cultivated off-take from the farmers, combine and fill “super-sacks” for shipping to the processing facility in Colorado to produce high-grade isolate or distillate for use in Canbiola’s manufacturing facility in Lacey WA.

The other intangible assets relate to the document management and email marketing divisions. Since December 31, 2017, the Company do not expect any future positive cash flow from these divisions. Accordingly, the net carrying value of these intangible assets was reduced to $0.

NOTE 8 – Notes and Loans Payable

Notes and loans payable consist of:

	September 30, 2019	December 31, 2018
Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Note payable to Carl Dilley, a director of the Company, interest at 12.99% per annum, due February 1, 2021	1,311	10,899

Loan payable to McKenzie Webster Limited (“MWL”), non interest bearing, due on demand.	-	3,000

Loan payable to David Weissberg, interest at 10% per annum, due July 2020.	5,000	-

Total	$11,311	$18,899

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

From July 1, 2019 through September 30, 2019, the company issued an aggregate of 5,418,301 shares of CANB Common Stock to multiple consultants for services rendered.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 5,500,000 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 4,800,000 shares of Common Stock under the terms of executive employment agreements.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 46,572,416 shares of CANB shares under the terms of the Stock Purchase Agreements for total proceeds of $1,350,600.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 12,074,089 shares of CANB shares under the terms of the Joint Venture Agreement.

NOTE 11 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2017	50,000	247,500	297,500
Granted in 2018	6,000,000	2,850,000	8,850,000
Cancelled in 2018	-	-	-
Exercised in 2018	-	(850,000)	(850,000)

Balance, December 31, 2018	6,050,000	2,247,500	8,297,500
Granted in Q1, Q2 & Q3 2019	-	-	-
Cancelled in Q1, Q2 & Q3 2019	(50,000)	-	(50,000)
Exercised in Q1, Q2 & Q3 2019	-	-	-

Balance, September 30, 2019	6,000,000	2,247,500	8,247,500

Issued and outstanding stock options as of September 30, 2019 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2018	6,000,000	$0.001	2023

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

Issued and outstanding warrants as of September 30, 2019 consist of:

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

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% to pretax income (loss) as follows:

	Nine Months September 30,
	2019	2018

Expected income tax (benefit) at 21%	$(745,732)	$(991,834)

Non-deductible stock-based compensation	502,103	268,064

Non-deductible amortization of debt discounts	-	19,735

Loss on stock issuance	-	539,398

Loss on debt conversion	-	298,310

Non-deductible expense from derivative liability	-	(240,774)

Increase in deferred income tax assets valuation allowance	243,629	107,101

Provision for (benefit from) income taxes	$-	$-

Deferred income tax assets consist of:

	September 30,	December 31,
	2019	2018

Net operating loss carryforward	1,888,222	1,644,593

Valuation allowance	(1,888,222)	(1,644,593)

Net	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,888,222 attributable to the future utilization of the $5,947,071 net operating loss carryforward as of September 30, 2019 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at September 30, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037, 2038 and 2039 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $386,297, $496,798, $713,162 and $1,160,137, respectively.

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

Durable Equipment Products
Six months ended June 30, 2019
Revenue from external customers	604,792
Revenue from other segments	-
Segment profit	284,101
Segment assets	773,869

Nine months ended September 30, 2019
Revenue from external customers	969,483
Revenue from other segments	-
Segment profit	500,261
Segment assets	1,615,219

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Total profit for reportable segment	$216,750	$500,852
Other income (expense) - net	(617)	(591)

Income before income taxes	$216,133	$500,261

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

Effective September 6, 2019 (the “Effective Date”), Canbiola, Inc. (the “Company” or “CANB”) approved the appointment of Johnny J. Mack (“Mack”) as its President and Chief Operating Officer. Mack had been serving as the Company’s interim COO. The Company and Mack entered into a new Employee Services Agreement (the “Agreement”) to memorialize the terms of the foregoing. In consideration for Mack’s services, Mack was to (i) receive a base salary of $15,000 per month, subject to increase after each yearly anniversary of the Agreement, (ii) be eligible to receive annual cash or stock bonuses, (iii) be entitled to four weeks’ vacation time and five paid days for illness in accordance with the Company’s policies, and (iv) receive a total of 32,000,000 options (“Options”) to purchase shares of the Company’s common stock, with 8,000,000 Options vesting on the effective date and additional tranches of 8,000,000 Options vesting on each of the first, second, and third anniversaries of the Effective Date, assuming Mack’s continued employment. Each Option is exercisable at a price of $0.001 per share. The Company also agreed to hold harmless and indemnify Mack as authorized or permitted by law and the Company’s governing documents, as the same may be amended from time to time, except for acts constituting negligence or willful misconduct by Mack. The Company agreed to pay Mack a severance in the event the Agreement is terminated by the Company without cause or by Mack for “good reason” or by reason of Mack’s death or disability. On October 4, 2019 Mack resigned from all of his office and director positions and the Company settled his termination for payment of all accrued expenses, payout of all accrued time and base compensation of $13,315 and retention of his already earned 8 million options.

In addition, on October 10th, 2019 the Company appointed Philip Scala as its interim COO. Mr. Scala has acted as founder and CEO of Pathfinder Consultants International, Inc. (“Pathfinder”) since 2008. The Company has entered into an employment agreement with Mr. Scala. Pursuant to the agreement, Mr. Scala will receive a base salary of $2,500 per month. He will be entitled to incentive bonuses and pay increases in accordance with the Company’s normal policies and procedures. Mr. Scala will also receive options to buy 500,000 common shares of the Company at a price of $0.001 for a period of three years. The initial term of the agreement is for 90 days. The agreement otherwise contains standard covenants and conditions.

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

On April 1, 2019, we engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement (the “Agreement”). Pursuant to the Agreement, we agreed to pay the Consulting Firm a restricted common stock monthly fee of $5,500 per month for consulting and services paid in advance of services each month. Starting May 1, 2019, the restricted common stock monthly fee will decrease to $4,000 per month. The number of shares to be issued will be calculated based on the closing price of our common shares on the 1st or preceding day of each month, if the 1st were to fall on a weekend or holiday. The shares shall not have registration rights, and the shares may be sold subject to Rule 144.

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

Rent expense for the nine months ended September 30, 2019 and 2018 was $32,852 and $50,065, respectively.

At September 30, 2019, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2019	9,772
Year ended December 31, 2020	39,666
Year ended December 31, 2021	33,880

Total	$83,318

The lease liability of $75,489 at September 30, 2019 as presented in the Consolidated Balance Sheet represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of 83,318 at September 30, 2019.

Major Customers

For the nine months ended September 30, 2019, there were no customers that accounted for more than 10% of total revenues.

For the nine months ended September 30, 2018, one customer accounted for approximately 15% of total revenues.

NOTE 15 – Related Party Transactions

ProAdvanced Group, Inc. (“PAG”), an entity controlled by the Company’s chief executive officer, is a customer of CANB. At September 30, 2019, CANB had an account receivable from PAG of $7,240. For the nine months ended September 30, 2019, CANB had revenues from PAG of $0.

Island Stock Transfer (“IST”), an entity controlled by Carl Dilley, a former Company director, is both a customer and vendor of CANB. At September 30, 2019, CANB had an account receivable from IST of $7,035. For the nine months ended September 30, 2019, CANB had revenues from IST of $0.

Stock Market Manager, Inc. is also an entity controlled by Mr. Dilley. For the nine months ended September 30, 2019, CANB had an account payable to Stock Market Manager Inc. of $1,676.

LI Accounting Associates, LLC (LIA), an entity controlled by a relative of the Managing Member PHP, is a vendor of CANB. At September 30, 2019, CANB did not have an account payable due to LIA. For the nine months ended September 30, 2019, CANB had expenses to LIA of $10,750.

During the nine months ended September 30, 2019, we had products and service sales to related parties totaling $0.

NOTE 17 – Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through November 1, 2019, the date on which these consolidated financial statements were available to be issued. There were material subsequent events that required recognition or additional disclosure in these consolidated financial statements as follows:

The Company signed a binding Letter of Intent to acquire certain assets of Iconic Brands, Inc. ICBN (Iconic Brands) is a publicly held OTCQB Company. ICBN owns: a celebrity liquor private label business and 51% of Green Grow Farms, Inc. (GGFI). GGFI owns half interest in Green Grow TX, a 50% interest in a ready to harvest 45-acre hemp grow in TN, a 5- hemp acre grow in Long Island, NY- 2 weeks from harvest, a NY Hemp License, and certain hemp harvesting and processing/drying equipment. CANB had executed a binding Letter of Intent (LOI) to acquire the 51% of GGFI from ICBN for: 37.5 million shares of CANB common stock ($1 million in stock) and a reset valuation on June 30, 2020 to validate the valuation of the shares at $1 million. The LOI is subject to proper due diligence, audit, and signing of a definitive agreement.

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

Results of Operations

Three Months Ended September 30, 2019 compared with Three Months Ended September 30, 2018:

Revenues increased $452,094 or 277% from $163,328 in 2018 to $615,422 in 2019.

Cost of product sales increased $52,212 from $89,638 in 2018 to $141,850 in 2019 due to the expansion of current product sales and launch of new product sales in Duramed.

Officers and director’s compensation increased $366,648 from $76,250 in 2018 to $442,898 in 2019. The 2019 expense amount ($442,898) includes stock-based compensation of $184,556 paid to officers and employees. The 2018 expense amount ($76,250) includes stock-based compensation of $0 paid to the advisory board members.

Consulting fees decreased $95,662 from $545,017 in 2018 to $449,355 in 2019. The 2019 expense amount ($449,355) includes stock-based compensation of $418,267, resulting from stock issued for the service of consultants. The 2018 expense amount ($545,017) includes stock-based compensation of $518,317, resulting from stock issued for the service of consultants.

Advertising expense increased $40,876 from $25,735 in 2018 to $66,611 in 2019.

Hosting expense increased $1,758 from $1,714 in 2018 to $3,472 in 2019.

Rent expense decreased $7,382 from $17,000 in 2018 to $9,618 in 2019.

Professional fees increased $70,293 from $12,159 in 2018 to $82,452 in 2019.

Depreciation of property and equipment increased $1,776 from $1,381 in 2018 to $3,157 in 2019.

Amortization of intangible assets increased $4,967 from $0 in 2018 to $4,967 in 2019.

Other operating expenses increased $284,959 from $61,347 in 2018 to $346,306 in 2019. The increase was due largely to higher referral fees, travel expense, and news announcement fees in 2019 compared to 2018.

Net loss decreased $3,224,600 from loss of $4,155,699 in 2018 to a loss of $941,099 in 2019. The decrease was due to the $668,233 increase in total operating expenses and the decrease of $3,482,591 in other expense – net from $3,488,786 other expense – net in 2018 to $5,835 other expense– net in 2019, offset by the $399,882 increase in gross profit.

Nine Months Ended September 30, 2019 compared with Nine Months Ended September 30, 2018:

Revenues increased $1,378,873 or 356% from $387,288 in 2018 to $1,766,161 in 2019.

Cost of product sales increased $522,530 from $181,077 in 2018 to $703,607 in 2019 due to the expansion of current product sales and launch of new product sales in Duramed.

Officers and director’s compensation increased $1,319,686 from $397,900 in 2018 to $1,717,586 in 2019. The 2019 expense amount ($1,717,586) includes stock-based compensation ($1,018,786) paid to officers and employees. The 2018 expense amount ($397,900) includes stock-based compensation ($185,400) paid to directors.

Consulting fees increased $351,748 from $1,188,693 in 2018 to $1,540,441 in 2019. The 2019 expense amount ($1,540,441) includes stock-based compensation of $1,372,181, resulting from stock issued for the service of consultants. The 2018 expense amount ($1,188,693) includes stock-based compensation of $1,091,093, resulting from stock issued for the service of consultants.

Advertising expense increased $157,630 from $62,743 in 2018 to $220,373 in 2019.

Hosting expense increased $2,197 from $9,192 in 2018 to $11,389 in 2019.

Rent expense decreased $17,213 from $50,065 in 2018 to $32,852 in 2019.

Professional fees increased $111,970 from $82,498 in 2018 to $194,468 in 2019.

Depreciation of property and equipment increased $5,702 from $2,985 in 2018 to $8,687 in 2019.

Amortization of intangible assets increased $12,127 from $0 in 2018 to $12,127 in 2019.

Other operating expenses increased $687,201 from $182,174 in 2018 to $869,375 in 2019. The increase was due largely to higher referral fees, travel expense, and news announcement fees in 2019 compared to 2018.

Net loss decreased $1,171,913 from a loss of $4,723,017 in 2018 to a loss of $3,551,104 in 2019. The decrease was due to the $2,631,048 increase in total operating expenses and the decrease of $2,946,618 in other expense – net from $2,952,978 other expense – net in 2018 to $6,360 other expense– net in 2019, offset by the $856,343 increase in gross profit.

Liquidity and Capital Resources

At September 30, 2019, we had cash and cash equivalents of $471,068 and working capital of $3,675,532.

Cash and cash equivalents decreased $336,679 from $807,747 at December 31, 2018 to $471,068 at September 30, 2019. For the nine months ended September 30, 2019, $3,288,806 was provided by financing activities, $1,567,300 was used in investing activities, and $2,058,185 was used in operating activities.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2019, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period September 30, 2019 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the nine months ended September 30, 2019 follows:

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

From July 1, 2019 through September 30, 2019, the company issued an aggregate of 5,418,301 shares of CANB Common Stock to multiple consultants for services rendered.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 5,500,000 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 4,800,000 shares of Common Stock under the terms of executive employment agreements.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 46,572,416 shares of CANB shares under the terms of the Stock Purchase Agreements for total proceeds of $1,350,600.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 12,074,089 shares of CANB shares under the terms of the Joint Venture Agreement.

In July 2019 the Company issued eight million options at $.001 to Johnny J. Mack in accordance to the terms of his employment agreement.

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

CANBIOLA, INC.

Date: November 19, 2019	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: November 19, 2019	By:	/s/ Stanley L. Teeple
Stanley L. Teeple, Chief Financial Officer

