Form 10-K
period 2019-12-31
Can B Corp
filed 2020-04-02
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the Transition Period From ____________ to ____________

Commission File Number: 000-55753

Can B̅ Corp.

(f/k/a Canbiola, Inc.)

(Exact name of registrant as specified in its charter)

Florida	20-3624118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

960 South Broadway, Suite 120, Hicksville NY 11801

(Address of principal executive offices)

516-595-9544

Registrant’s telephone number, including area code:

None

Securities Registered Pursuant to Section 12(b) of the Act:

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CANB	N/A

Common Stock, par value $0.001 per share

Securities Registered Pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 13, 2020, the registrant had outstanding 2,861,740 shares of common stock, $0.00 par value per share.

Can B̅ Corp.

2019 FORM 10-K ANNUAL REPORT

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,700,000,000 in annual gross revenue and did not have such amount as of December 31, 2019, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

Company Overview

Can B̅ Corp. (the “Company,” “CAN B,” “CANB,” “we,” “us,” and “our”) was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005 in order to tap into a largely un-serviced segment of the web-based advertising industry. Effective December 27, 2010, WRAP effected a 10 for 1 forward stock split of its common stock. Effective June 4, 2013, WRAP effected a 1 for 10 reverse stock split of its common stock. The accompanying consolidated financial statements retroactively reflect these stock splits. On March 6, 2020, Can B̅ effected a 1 for 300 reverse stock split of its common stock.

Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008, in order to acquire Prosperity’s office productivity software suite as a complement to WRAP’s existing intellectual property. After its acquisition, the Company transferred Prosperity’s operations to WRAP. For the periods presented, the assets, liabilities, revenues, and expenses are those of the Company. Prosperity had no activity for the periods presented.

Around the first quarter of 2017, the Company began to transition into the Hemp CBD industry and now operates four distinct health and wellness divisions, Pure Health Products (R&D and manufacturing), Duramed (medical devices), Green Grow Farms, Inc. (cultivation and processing), and licensing under its new agreement with Lifeguard brand. On May 15, 2017, WRAP changed its name to Canbiola, Inc. to reflect its transition. On March 6, 2020 CANB changed its name to “Can B̅ Corp.” in order to segregate its corporate identity from its lead products branded under the “Canbiola” brand.

Business Segments

The Company is in the business of promoting health and wellness through its development and sale of products containing CBD (with no psychoactive THC) the production of hemp biomass, the licensing of durable medical devises and the sale of non-CBD products such as sunscreen and lip balm.

I-	Pure Health Products – R&D, Manufacturing and “CBD” Business

The Company’s Research, Development, and core manufacturing arm also is a direct producer, seller and purveyor of products to private label products for multiple distributors of CBD products. The Company’s products contain CBD derived from Hemp and include products such as oils, creams, moisturizers, isolate, and gel caps. In addition to offering white labeled products, the Company has developed its own line of proprietary products. The Company is always seeking synergistic value through acquisitions of products and brands in the Hemp industry. The Company aims to be the premier provider of the highest quality natural Hemp CBD products on the market through sourcing the very best raw material and developing a variety of products we believe will improve people’s lives in a variety of areas.

Cannabidiol (“CBD”) is one of nearly 85 naturally occurring compounds (cannabinoids) found in industrial hemp (it is also contained in marijuana, but the Company’s products are derived only from hemp). CBD is non-psychoactive and is thought to have numerous uses, including, but not limited to, for pain, insomnia, epilepsy, anxiety, inflammation, and nausea. Unlike CBD derived from marijuana, CBD derived from the seeds and stalks of industrial hemp is generally considered “legal” in the U.S. so long as it contains less than 0.3% of “THC,” another, but psychoactive, cannabinoid found in cannabis. This purported “legal status” is because the 2018 Farm Bill removed hemp as a Schedule I drug under the Controlled Substances Act and hemp may now be grown as a commodity crop, with restrictions; however, the 2018 Farm Bill did not specifically legalize CBD. Until Congress promulgates rules and regulations relating to hemp derived CBD under the 2018 Farm Bill, the “legal” status of CBD from hemp, or the processes the Company may have to implement (and at what expense), are still unknowns. A similar paradigm exists under various state laws with which the Company will have to comply. In any case, CBD derived from marijuana, marijuana and other marijuana derivatives are federally illegal in the U.S. under the Controlled Substances Act, despite being medically or recreationally legal in numerous states, which is why the Company has established procedures to ensure that its CBD is derived from hemp in compliance with the Farm Bill. The Company has all of its hemp based raw materials (isolate) tested by a 3rd party independent laboratory and those results are posted on the Company web site.

The Company’s medical office products are marketed under the tradename “Canbiola,” and sold via medical professionals under distribution agreements. The Company also manufactures and/or sells separately branded CBD products through its subsidiaries and websites for “Pure Leaf Oil”, essentially its retail consumer brand and is sold via the Company’s website as well as direct internet sales for retail use consumers. Additionally, the Pure Leaf Oil products are targeted to be featured in the Company’s new line of vending machines, currently in test markets such as medical facilities and retail centers., Nu Wellness its independent pharmacy brand and targets toward the over three-thousand independent retail drug stores nationally with its first product schedule for roll-out in the 1st quarter 2020. , The” Seven Chakras” brand is targeted toward health clubs, spas, and beauty lines and is expecting a major launch in 2nd quarter 2020 to include a full line of related topical products both with and without CBD. The Severn Chakras has a customer base and following and compliments the Canbiola and Pure Leaf Oil brands with additional new products such as bath bombs, stress relief products, and lotions. Seven Chakras has its own internet website and continues in its direct marketing to its customer base.

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

The products are distributed through an array of methods including: 1- For Canbiola brand directly though doctors and medical offices, 2- For Pure Leaf Oil direct to consumer via walk-in business, internet and other distributors, 3- for Seven Chakras via direct sales and through internet sales. The Company’s newest brand Nu Wellness is distributed to independent pharmacies through distributor relationships. The White or Private Label business is sold direct to the companies for distribution through their own network of retailers.

II-	Duramed Division- Durable Medical Equipment

Through its medical device division, Duramed, Inc. and DuramedNJ LLC, the Company serves the post-surgery medical patient arena aiming to reduce the reliance of opiates in favor of a wearable ultrasound device to aid in recovery and pain reduction.

In November 2018, the Company formed Duramed, Inc. to facilitate the manufacture and sale of durable medical equipment incorporating CBD. On January 14, 2019, Duramed entered into a Memorandum of Understanding (the “Sam MOU”) with Sam International (“Sam”) and ZetrOZ Systems LLC (“ZetrOZ” and, collectively with Sam, the “Manufacturers”). Pursuant to the Sam MOU, the Manufacturers granted Duramed the exclusive right to distribute sam® Pro 2.0 (SA271) and sam® Gel Coupling Patches (UB-14-72) within the United States for the Personal Injury Protection/No Fault Market during the term of the Sam MOU. Duramed has agreed to purchase monthly minimums from the Manufacturers at a price per Unit of $2,447. The exclusivity of the Distribution License granted to Duramed under the Sam MOU is dependent upon meeting the monthly minimum. In addition, Duramed was granted the right to distribute sam® Gel Capture Patches (UB-14-24). Duramed will get rebates of 2%-3% based on the volume of Products sold by it. The initial term of the Sam MOU expires December 31, 2019 (the “Initial Term”). The agreement contemplated by the Sam MOU will automatically renew for additional one-year terms at the end of each calendar year, provided the monthly minimums have been met. The primary thrust of the Duramed division is to market to patients via doctors via a device rental program reimbursable by insurance carriers to help patient with pain reductions and faster healing.

On May 29, 2019, the Company created DuramedNJ LLC to execute the same business strategy into the no-fault insurance market in New Jersey that it had developed in New York. That company continues to develop opportunities into 2020.

III-	Hemp Production, Aggregation, Processing, and Sale

On July 11, 2019, Canbiola, Inc. (the “Company” or “CANB”) entered into a Joint Venture Agreement (the “JV Agreement”) with NY – SHI, LLC, a New York limited liability company (“NY – SHI”), EWSD I LLC dba SHI Farms, a Delaware limited liability company (“SHI Farms”), NY Hemp Depot LLC, a Nevada limited liability company and wholly-owned subsidiary of CANB (“CANB Sub”). Pursuant to the JV Agreement, NY – SHI and CANB Sub entered into a joint venture for the purpose of jointly implementing a business model referred to as the “Depot Model” (the “Joint Venture”) to aggregate and purchase fully-grown, harvested industrial hemp from third-party farmers (“Farmers”) in the State of New York. The Joint Venture may also sell feminized seeds, clones, and additional materials required to grow and cultivate industrial hemp to the Farmers and provide the Farmers with initial training reasonably required for them to be able to grow industrial hemp and maximize CBD potency.

Pursuant to the JV Agreement, NY – SHI agreed to provide (i) technical expertise regarding the growth and cultivation of industrial hemp, (ii) certain products that may include feminized hemp seeds and/or clone plants to sell to the Farmers, (iii) growing technology and expertise to grow, cultivate, and harvest industrial hemp, including the initial training of Farmers to grow industrial hemp and maximize CBD potency, (iv) use of its cultivating license, which shall be amended to add a New York hemp depot facility (the “NY Hemp Depot Facility”) once such facility is obtained by CANB Sub, and (v) services for the recruitment of Farmers to grow and cultivate industrial hemp for sale to the Joint Venture.

CANB Sub agreed to provide (i) a building for the operation of the NY Hemp Depot Facility, (ii) location services in connection with its securing the building for the NY Hemp Depot Facility, (iii) management and other services for the day-to-day operation of the Joint Venture, and (iv) services for the recruitment of Farmers to grow and cultivate industrial hemp for sale to the Joint Venture. CANB Sub shall have full and complete discretion to manage and control the business and affairs of the Joint Venture, to make all decisions affecting the business and affairs of the Joint Venture, and to take all such actions as it deems necessary or appropriate to accomplish the purposes of the Joint Venture. Notwithstanding the foregoing, unanimous consent between NY – SHI and CANB Sub is required for certain transactions, including but not limited to amending the JV Agreement, obligating the Joint Venture to pay an excess of $20,000 for any transaction or series of transactions, and terminating the Joint Venture.

As consideration for the foregoing, CANB Sub delivered to NY – SHI a cash payment of $500,000.00 upon execution of the JV Agreement. Additionally, per the terms of the JV Agreement, CANB issued $500,000.00 in value of its Common Stock to NY – SHI; provided, however, that the NY – SHI’s cultivating license shall have been amended to add the NY Hemp Depot Facility as a condition to such issuance. SHI Farms has also agreed to sell certain isolate to the Company or its designated affiliate at a discounted rate equal to the cost of processing the isolate from biomass and granted CANB Sub an interest in the 1.5% payments due to SHI Farms in connection with its separate agreements with Mile High Labs.

The “gross profits” from the Joint Venture, which are defined as gross revenues less certain direct operational costs, will be distributed quarterly in arrears with the first distribution scheduled to be made on March 31, 2020, of which 70% is to be distributed to CANB Sub and 30% is to be distributed to NY – SHI.

NY Hemp Depot production is coordinated via the new acquisition of Green Grow Farms, Inc.

On December 4, 2019, the Company entered into a Stock Purchase Agreement (the “GGFI Agreement” with Iconic Brands, Inc., a Nevada corporation (“ICNB”) and Green Grow Farms, Inc., a New York corporation (“GGFI” or “Green Grow” and, collectively with ICNB and the Company, the “Parties”). Pursuant to the terms of the GGFI Agreement, at closing, the Company received 51% equity interest in Green Grow (the “GG Shares”) in exchange for an aggregate of 37,500,000 pre-split shares of the Company’s common stock (the “Purchase Shares”). On June 30, 2020 (the “Valuation Date”), a valuation of the Purchase Shares shall be performed for the purpose of determining whether the Market Price Per Purchase Share (as defined in the GGFI Agreement) on the Valuation Date is less than $1,000,000. In the event that the aggregate Market Price Per Purchase Share on the Valuation Date is less than $1,000,000, the Company shall issue to the ICNB such a number of additional shares (“Additional Purchase Shares”) so that the aggregate value of aggregate shares issued to ICNB for the purchase of the GG Shares (taking into account the Purchase Shares and the Additional Purchase Shares) equals $1,000,000. For purposes of the valuation, Market Price Per Purchase Share shall be determined based upon the 10-day average VWAP for the 10-day period ending on June 30, 2020.

In the event that ICNB determines to make a distribution of the Purchase Shares to its shareholders, whether by way of dividend or otherwise, the Company agreed to cooperate in the filing of a registration statement (the “Registration Statement”) with the SEC covering the Purchase Shares, if requested by ICNB. ICNB shall be responsible for directly paying all expenses relating to such Registration Statement, including, but not limited to, filing fees, the Company’s counsel legal fees, blue sky filing fees and audit fees. Pursuant to the GGFI Agreement, the Company has agreed to indemnify and hold ICNB harmless from and against any and all liabilities, obligations or claims arising out of or resulting from Green Grow’s operation of its business or its assets after the closing of the GGFI Agreement and the Company’s breach of any covenants, warranties or agreements set forth therein, provided the amount of any indemnification shall not exceed an amount equal to the value of the GG Shares as of the closing. The GGFI Agreement otherwise contains customary representations and warranties, termination rights, and certain covenants of the Parties.

On January 27, 2020, the Company entered into an Amendment to Stock Purchase Agreement (the “Amendment”) with ICNB and Green Grow. The Amendment was to correct a scrivener’s error in the GGFI Agreement. The Amendment clarifies that Additional Purchase Shares will be issued to ICNB only if the Market Price Per Purchase Share on the Valuation Date multiplied by the 37,500,000 pre-split Purchase Shares is less than $1,000,000.

On March 3, 2020, the Company entered into an Agreement (the “Modification Agreement”) with Green Grow, New York Farm Group, Inc., a New York corporation (“NYFG”), Steven Apolant, an individual, and Peter Scalise, an individual, relating to the GGFI Agreement, as amended. Following the closing of the GGFI Agreement, the Company discovered that certain assets of GGFI were valued at less than the amount GGFI had previously represented. In light of the foregoing, pursuant to the Modification Agreement, NYFG agreed to assign to CANB (i) all of the equity interests in GGFI held by NYFG and (ii) 1,000,000 shares of ICNB’s common stock. The ICNB shares are subject to a lock up leak out agreement with ICNB whereby the Company has agreed not to transfer the ICNB shares until July 1, 2020 and for the six (6) months thereafter not sell or transfer more than the greater of 3.5% of ICNB’s trading volume or $5,000. Pursuant to the Modification Agreement, CANB agreed to forgive a loan to Apolise LLC in the amount of $144,310 and to assume the lease liability for 1545 Ocean Ave., Suite 1, Bohemia, NY 11716. Each party to the Modification Agreement also agreed to release the other parties thereto from all claims relating to the GGFI Agreement and the transactions contemplated thereby. As a result of the transaction contemplated by the Modification Agreements, the Company now owns 100% of GGFI.

IV-	Licensing

On January 28, 2020, Canbiola, Inc. (the “Company” or “CANB”) entered into a License Agreement (the “Lifeguard Agreement”) with LIFEGUARD LICENSING CORP., a Delaware corporation (“Lifeguard”). Pursuant to the Lifeguard Agreement, Lifeguard granted the Company the right to use its “LIFEGUARDTM” trademark (the “Mark”) in connection with the Company’s manufacture, marketing, distribution, and sale of products (the “License”). In consideration for the License, the Company agreed to pay Lifeguard a royalty equal to six percent (6%) of net sales of its LIFEGUARD branded products on a quarterly basis. The Company further agreed that, regardless of the net sales generated, each royalty payment will be in an amount not less than $60,000, which minimum amount will increase annually following December 31, 2021. The Lifeguard Agreement will continue until December 31, 2025, unless earlier terminated by the parties, and may be renewed for additional five (5)-year terms if certain performance conditions are met.

Under the License, the Company has various performance and sales obligations including initial product introduction timing and Lifeguard has various oversight rights such as audit rights, quality control and inspection rights. Licensor has the right to terminate the License in the event of certain breaches by the Company, at which point, the Company will be required all licensed material; however it will be permitted to sell its existing inventory so long as termination is not due to quality issues. Lifeguard and the Company have agreed to indemnify each other, which indemnification obligations will survive the termination of the Agreement. The Company also agreed to procure and maintain certain insurance policies for the benefit of the Company and Lifeguard.

The Lifeguard Agreement otherwise contains terms, conditions, and representation common with this type of transaction.

Competitive Conditions

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

CBD biomass, that is farmers growing product, has created a glut on the US market with the supply chain breakdown being processing, extraction, and use of product. The Company believes there will be a leveling out of supply and demand but strongly believes that the companies with the greatest potential are those with a final consumer end-use for the product. One of the Company’s strengths is that it built a demand side consumer base prior to any vertical integration. Ergo, our GGFI Division will be growing under our own license in New York for our own manufacturing facility production, for our own customer demand.

The statements found herein have not been evaluated by the Food and Drug Administration (FDA) and the Company’s products are not intended to diagnose, treat, cure or prevent any disease or medical condition.

Intellectual Property

We won the following patents for our WRAPmail technology: US Patent no. 8572275 issued on October 29, 2013. This patent expires in October 2022. On July 20, 2015, WRAPmail filed for a new patent under the title Method, System and Software for Dynamically Extracting Content for integration with Instant Messages, which application is still pending and not being actively pursued by the Company. The above patents relate to the document management and email marketing divisions which are not presently being developed. Due to diminishing revenue from this division, the Company accountant determined to reduce the fair value of these patents to $0.

The Company employs through its Pure Health Product LLC Division, two full time product researchers and developers and technology experts who, on a daily basis, set the quality standards and new product development status and time-line agendas under the direct supervision of the Company’s management team.

Employees

The Company currently has nineteen employees, 17 of which are full-time employees and 2 who are under service agreements.

The Company employs through its Pure Health Products LLC Division, two full time product researchers and CBD technology experts who, on a daily basis, set the quality standards and new product development status and time-line agendas under the direct supervision of the company’s management team. Additionally, there is a division president, three production personnel, and five sales/ marketing and fulfillment personnel.

Duramed, the medical device company employees four people including the division president and 3 field operation personnel.

The remaining four people are corporate staff and general sales and are directly employed by the Company.

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

Research and Development

In fiscal year 2019 and 2018 we spent $150,000 and $75,000, respectively, in research and development which was expensed as spent.

Government Regulation

The cultivation and sale of hemp and hemp products is federally regulated under the United States Farm Bill. The 2018 Farm Bill removed hemp as a Schedule 1 Substance under the Controlled Substances Act; however, rules and regulations relating to manufacture and sale of CBD products under the Farm Bill must still be promulgated and are expected to impact the Company’s operations. As the legal CBD industry and our product lines expand, it is uncertain what other statutory schemes and agencies will start to regulate our CBD products. The FDA currently still considers the addition of CBD to food products or supplements to be illegal and prohibits the advertisement of CBD products with health claims. The Company must also comply with each state’s laws relating to the sale of hemp-based CBD products. These regulations may affect, among others, the way the Company manufactures and distributes its products, the way the Company is taxed, the way the Company banks, the location of the Company’s facilities, the content and testing of the Company’s products, and the quality of the Company’s services.

The Company is presently growing and cultivating in New York State under a State License provided by its GGFI Division. Once processing the biomass into isolate, it is shipped to the Company’s manufacturing facility in Lacey WA under the provisions of the Farm Bill of 2018.

We are also subject to general business regulations and laws as well as Federal and state regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations. CBD sales are additional state regulated for shipping and the Company maintains a current list.

Transfer Agent

We had engaged Island Stock Transfer, located at 15500 Roosevelt Blvd, Suite 301, Clearwater, FL 33760, as our stock transfer agent. Phone: 727.289.0010. Our former director, Carl Dilley, is a principal of Island Stock Transfer.

On April 1st, 2019 we changed Transfer Agents to Transhare Corporation located at 2849 Executive Drive, Suite 200, Clearwater, FL 33762.

Item 1A.	Risk Factors

We are a smaller reporting company and not required to provide the information in this Item.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company does not currently own any real property. We do however lease office space in Hicksville, New York, and Bohemia New York. The Company’s wholly-owned subsidiary, Pure Health Products, operates its manufacturing facility in the state of Washington.

The lease payments are: Pure Health Products in Lacey WA $2,300, Can B̅ Corp. home office in Hicksville NY $3,350, and Green Grow Farms, Inc. in Bohemia NY $1,575.

Item 3.	Legal Proceedings

We are not aware of any pending or threatened legal proceedings in which we are involved, except as disclosed herein.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not registered or traded on any national stock market or NASDAQ but is listed for quotation on OTC market’s OTCQB® Venture Market under the symbol “CANB.” Our common stock began trading April 2011. Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

The following table presents, for the periods indicated, the high and low bid prices of the Company’s common stock and is based upon information provided by OTC Market. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

2019 – Prior to 300:1 reverse stock split
	High	Low
First Quarter	$.10	$.03
Second Quarter	$.06	$.03
Third Quarter	$.04	$.01
Fourth Quarter	$.02	$.01

2018 – Prior to 300:1 reverse stock split
	High	Low
First Quarter	$0.05	$0.02
Second Quarter	$0.03	$0.01
Third Quarter	$0.10	$0.01
Fourth Quarter	$0.10	$0.03

The last reported sale price of the Company’s common stock as of March 13, 2020 was $1.04 per share.

Record Holders

As of March 13, 2020, there were 2,861,740 shares of common stock issued and outstanding to approximately 197 shareholders of record.

Dividends

The Company paid $0 and $13,779 in in-kind dividends on its Series B Preferred Stock by the issuance of common stock to the Series B holders in 2019 and 2018, respectively. Each share of Series B Preferred Stock has the first preference to dividends, distributions and payments upon liquidation, dissolution and winding-up of the Company, and is entitled to an accrued cumulative but not compounding dividend at the rate of 5% per annum whether or not declared. After six months of the issuance date, such share and any accrued but unpaid dividends can be converted into common stock at the conversion price which is the lower of (i) $0.0101; or (ii) the lower of the dollar volume weighted average price of CANB common stock on the trading day prior to the conversion day or the dollar volume weighted average price of CANB common stock on the conversion day. The Series B Preferred Stock have no voting rights. There are no currently outstanding shares of Series B Preferred Stock.

We do not anticipate paying any cash dividends in the foreseeable future. Except for its Series B Preferred Stock, the payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have, or plan to have in the near future, an equity incentive plan.

Recent Sales of Unregistered Securities

Note- The share amounts referenced below do not reflect the 300:1 reverse split in March 2020.

The following is a summary of transactions since our previous disclosure on our Form 10-Q filed with the Securities and Exchange Commission on November 19, 2019 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Each offer and sale were exempt from registration under either Section 4(a)(2) of the Securities Act or Rule 506(b) under Regulation D of the Securities Act.

On December 16, 2019, the Company issued 10,700,000 shares of CANB common stock to RedDiamond as agreed for the early retirement of CANB Series B Preferred Stock converted in August 2019.

From October 1, 2019 through December 31, 2019, the company issued an aggregate of 36,677,274 shares of CANB Common Stock to multiple consultants for services rendered.

From October 1, 2019 through December 31, 2019, the Company issued an aggregate of 4,250,000 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From October 1, 2019 through December 31, 2019, the Company issued an aggregate of 1,500,000 shares of Common Stock under the terms of executive employment agreements.

From October 1, 2019 through December 31, 2019, the Company issued an aggregate of 37,500,000 shares of CANB Common Stock under the terms of an inventory purchase agreement for total inventory of $487,500.

On March 3, 2020, the Company issued an aggregate of 11,650,000 shares of CANB Common Stock to multiple consultants for services rendered.

On March 3, 2020, the Company issued an aggregate of 6,000,000 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Can B̅ Corp. was originally formed as a Florida corporation on October 11, 2005, under the name of WrapMail, Inc. Effective January 5, 2015, we acquired 100% ownership of Prosperity Systems, Inc., which the Company is in the process of dissolving. Effective December 28, 2018, we acquired 100% ownership of Pure Health Products. In November 2018, we formed Duramed as a wholly-owned subsidiary. The Company is presently in the process of dissolving Prosperity.

We manufacture and sell products containing CBD. We also provide document, project, marketing and sales management systems to our residual business clients through our website and proprietary software, which divisions are being wound-down. The consolidated financial statements include the accounts of CANB and its wholly-owned subsidiary Pure Health Products from the date of its acquisition on December 28, 2018.

Results of Operations

Year Ended December 31, 2019 compared with Year Ended December 31, 2018:

Revenues increased $1,636,900 from $668,603 in 2018 to $2,305,503 in 2019. The increase was due to the growth of CBD product and durable equipment sales.

Cost of product sales increased $193,050 from $405,534 in 2018 to $598,584 in 2019 due to the growth of product sales and outreach into additional market segments such as wholesale and private label opportunities.

Officers and director’s compensation and payroll taxes increased $784,579 from $1,478,987 in 2018 to $2,263,566 in 2019. The 2019 expense amount ($2,263,566) includes additional stock-based compensation of ($1,210,915) pursuant to their respective employment agreements and related payroll taxes ($39,962). The 2018 expense amount ($1,478,987) includes additional stock-based compensation of ($1,255,193) pursuant to their respective employment agreements and related payroll taxes ($2,559).

Consulting fees increased $412,741 from $1,669,443 in 2018 to $2,082,184 in 2019. The 2018 expense amount ($1,669,443) includes stock-based compensation of ($1,524,107), resulting from stock issued for the service of consultants. The 2019 expense amount ($2,041,934) includes stock-based compensation of ($1,858,837), resulting from stock issued for the service of consultants.

Advertising expense increased $249,125 from $84,316 in 2018 to $333,441 in 2019.

Hosting expense decreased $1,663 from $14,697 in 2018 to $13,034 in 2019.

Rent expense increased $179,803 from $67,165 in 2018 to $246,968 in 2019.

Professional fees increased $169,723 from $117,718 in 2018 to $287,441 in 2019.

Depreciation of property and equipment increased $7,154 from $5,473 in 2018 to $12,627 in 2019.

Amortization of intangible assets increased $142,093 from $0 in 2018 to $142,093 in 2019.

Reimbursed expenses increased $242,585 from $0 in 2018 to $242,585 in 2019.

Other operating expenses increased $426,053 from $241,044 in 2018 to $667,097 in 2019. The increase was due largely to higher commission fees, supplies expense and office expense in 2019 compared to 2018.

Net loss increased $480,193 from $4,112,277 in 2018 to $4,592,470 in 2019. The increase was due to the $2,612,193 increase in total operating expenses offset by the $690,234 decrease in other expense – net, the $2,084 increase in provision for income taxes and the $1,443,850 increase in gross profit.

Liquidity and Capital Resources

At December 31, 2019, the Company had cash and cash equivalents of $46,540 and a working capital of $2,881,147. Cash and cash equivalents decreased $761,207 from $807,747 at December 31, 2018 to $46,540 at December 31, 2019. For the year ended December 31, 2019, $3,312,495 was provided by financing activities, $2,413,420 was used in operating activities, and $1,660,282 was used in investing activities.

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

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2019 and 2018 and the report of BMKR, LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-30 of this Annual Report.

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

Management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2019, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principle, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our board of directors is elected annually by our shareholders. The board of directors elects our executive officers annually. Our directors and executive officers as of March 13, 2020 are as follows:

Name	Age	Position
Marco Alfonsi	58	CEO, Director and Chairman since June 15, 2017
Stanley L. Teeple	72	CFO, Secretary and Director since October 1, 2018
Phil Scala	68	Interim COO since August 15, 2019
Pasquale Ferro	57	President, Pure Health Products since December 31, 2018
Andrew Holtmeyer	59	VP of Business Development since December 31, 2018
David Posel	41	COO. Pure Health Products- since February 12, 2018
Frederick Alger Boyer, Jr.	50	Independent Director appointed October 9, 2019
Ronald A. Silver	84	Independent Director appointed October 9, 2019
James F. Murphy	72	Independent Director appointed October 9, 2019

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

Stanley L. Teeple –Mr. Teeple, CFO, Secretary, Director, was engaged from 2017-2018 with Solis Tek, Inc. (OTCQB:SLTK) a California based publicly traded corporation as Senior Vice President, Corporate Secretary , and Chief Compliance Officer. Solis Tek, Inc. a NV Corporation, is a developer of lighting and nutrient products, and most recently in cultivation and processing for the cannabis industry. Previously, from 2015-2016 Mr. Teeple was Chief Financial Officer and Secretary for Zonzia Media, Inc. (OTC:ZONX), a provider of streaming video and content to cable subscribers and hotel networks throughout the eastern US. From 2008 to 2014 Mr. Teeple was Chief Financial Officer and Secretary of Indigo-Energy, Inc. (OTC:IDGG) a publicly traded company in the oil and gas exploration business. Over the prior three plus decades Mr. Teeple through his turnaround consulting business, Stan Teeple, Inc., has held numerous senior management positions in several public and private companies across a broad spectrum of industries. Additionally, he has operated and worked for various court appointed trustees and principals as CEO, COO, and CFO in the entertainment, pharmaceuticals, food, travel, and tech industries. He operated his consulting business on a project-to-project basis and holds various other directorships. His businesses operational strengths include knowing how to manage and maximize the resources and preserve the integrity of a company from start-up through to maturity and corporate compliance in a regulatory environment.

Phil Scala, Interim Chief Operating Officer, 40 year career offers unique expertise in delivering the information needed to make informed decisions, whether in times of crisis or in the course of simply running our business; is highlighted by his 29 years of service with the FBI. Throughout his 29-year career with the FBI, he worked, supervised and lead investigations on nearly every type of federal crime, including securities fraud, white collar crime, money laundering, tax violations, narcotics, racketeering, homicide, violent crime, kidnappings, and public corruptions. Mr. Scala has been the recipient of numerous commendations and awards for outstanding service, notably the FBI Shield of Bravery, as a group commendation, as the SWAT team leader of the Al-Qaeda Bomb Factory Raid, on June 3, 1993.

Mr. Scala was assigned to the Criminal Division of the New York Office. He served in numerous assignments within the Organized crime branch and was sent to the Defense language Institute in Monterey, California to gain proficiency in the Italian/ Sicilian languages. From 2003-2008, Mr. Scala, developed and implemented the NY Office’s Leadership Development Program, which assisted relief supervisors develop excellence in leadership through mentoring, journalizing, “Best Practice” experiences, and accountability tools. The program was designed to be continuous, progressive, and measurable in assisting the FBI leaders maximize their leadership potential throughout their careers.

Mr. Scala received his Bachelor’s degree and Master of Business Administration in accounting from St. John’s University, he also earned a Master of Arts degree in Psychology from New York University.

Pasquale Ferro (“Pat” to his friends and co-workers), President of Pure health Products LLC, built Pure Health Products from the ground up inside a vacant warehouse including all mechanical, electrical, environmental, regulatory, and lab-quality specifications. Right out of school Pat began a career in real estate development both on the retail and commercial side of the business. Pat formed a company that would take new or distressed buildings (or anything in-between) and rehab and repair the facilities so they were commercially viable and move-in ready. During the course of this career Pat was often in charge of multiple work crews, union and non-union, for work in demolition, construction, plumbing, electrical, grounds crew and other professionally skilled tradesmen required to complete a building project.

Pat had his first foray into the manufacturing process in 2015 when he started Pure Health Products, LLC, which he developed into a regional research laboratory, new product development resource, and full-on production facility capable of producing capsules, tinctures, drops, salves, tablets and other products for the supplement and custom label community. Later in 2015, Pat connected with Marco Alfonsi, CEO of the Company, and became the production facility for all of the Company’s CBD based products. In late 2018, Pat sold Pure Health Products to the Company and became the President of that wholly-owned facility which he operates and manages today under a long term employment services agreement.

Andrew Holtmeyer, Director of Business Development Mr. Holtmeyer started his business career in the financial services sector. During his 20 year career on Wall Street, Mr. Holtmeyer worked at and built several investment firms that employed hundreds of salesmen. During the last 5 years of his career, he concentrated mostly on investment banking. After leaving the financial sector, Mr. Holtmeyer started a highly successful consulting firm, which concentrated on raising capital for small to mid-sized companies that were both private and public. After selling his consulting business, Mr. Holtmeyer started a very successful real estate business which is now run by his family.

David Posel, COO of Pure Health Products, LLC, 40, served as the Company’s COO during 2018, when the Company’s operations were limited to its contractual arrangement with Pure Health Products. After acquiring PHP directly, Mr. Posel was transitioned to COO of PHP.

Frederick Alger Boyer, Jr. Independent Director, is President & CEO of Advance Care Medical, Inc. - Mr. Boyer has over 25 years of Wall Street experience having worked on both the investment side as well as the banking side of the business Most recently he served as Head of Equities for the New York based investment bank H.C. Wainwright & Co. where he had overseen efforts in capital markets, sales, and trading. Prior to that he worked and or supervised teams at Rodman & Renshaw, Oppenheimer, Piper Jaffray, and Credit Suisse in New York, San Francisco, and Minneapolis. In his various roles he has advised hundreds of companies in their financing efforts both publicly and privately. Mr. Boyer has numerous securities licenses and is a graduate of the University of California at Berkeley.

Ronald A. Silver, Independent Director, was first elected to the Florida House of Representatives In 1978 and continued his tenure in that body until 1992. While in the Florida House, Silver served in major positions including Majority Whip (1984-1986) and Majority Leader (1986-1988). He also chaired various committees including the Select Committee on Juvenile Justice, Criminal Justice, Ethics and Elections and the subcommittee of Appropriations on General Government. He was then elected to the Florida Senate in 1992 and subsequently re-elected, serving as the Majority (Democratic) leader for the 1994 session. During his last term in the Senate he was designated by both the House and Senate as the Dean of the Legislature recognizing his standing as the longest serving member. His career as a lawmaker has yielded a vast and extensive knowledge of public policy issues and the legislative process, allowing him to be an advocate and servant for his diverse community. Throughout his tenure in the House and Senate, Mr. Silver has been known to tackle tough issues, transcend partisanship and build strong coalitions and in addition served on the Judiciary committee, which heard all condominium issues. As Senator, he served on a variety of committees, and was chairman of both the Appropriations Subcommittee on Health and Human Services and Criminal Justice. His career in the Senate has earned praise from his colleagues, in both the legislature and other branches of government throughout the nation. In 1993 Mr. Silver was elected Chairman of the Southern Legislative Conference (17 Southern States) of the Council of State Governments. Most recently, a new prescription drug plan of Medicare-eligible senior citizens in the State of Florida has been named “Silver Saver” in his honor. Since his retirement from the Senate in 2002, Mr. Silver also functions as President of his own consulting firm (Ron Silver & Associates) and maintains his law practice in Miami Beach, Florida. Mr. Silver is married with two children and three grandchildren.

James F. Murphy, Independent Director, brings more than 40 years of investigative and consulting experience as the Founder and President of Sutton Associates. From 1980 to 1984, Mr. Murphy was an Assistant Special Agent in Charge with the Federal Bureau of Investigation, responsible for a territory encompassing more than seven million people. His investigative specialties included organized crime, white-collar crime, labor racketeering and political corruption. From 1976 to 1980, Mr. Murphy was assigned to the Office of Planning and Evaluation at FBI headquarters, Washington, D.C. In this capacity, he evaluated and recommended changes in the FBI’s administrative and investigative programs. Since entering the private sector in 1984, Mr. Murphy has advanced the industry by developing systematic and professional protocols for performing due diligence, as well as other investigative services.

Board Committees

We have not yet established an audit committee, compensation committee, or nominating committee. During 2019, the functions ordinarily handled by these committees were handled by our entire Board.

Family Relationships

There are no familial relationships between any of our officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our current directors and executive officers have not been involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

The Company is not currently listed on any national securities exchange that has a requirement that the board of directors be independent. However, in anticipation of a possible exchange up listing, and in an effort toward better Board oversight, the company has engaged three independent Directors making the independent outside Director a majority on the Board of Directors.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees and officers, and the members of our Board of Directors. This Code of Ethics is posted on the Company’s website and applies to all executive officers including CEO, CFO and COO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2019, the following Reporting Persons did not meet all applicable Section 16(a) filing requirements: (i) Stanley Teeple, (ii) David Posel, and (iii Phil Scala. (iv.) Frederick Alger Boyer, (v.) Ronald Silver, (vi) James Murphy, (vi.) Pasquale Ferro, (vii.) Andrew Holtmeyer. Otherwise, we believe that the Reporting Persons met such filing requirements.

Item 11.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2019.

Executive Summary Compensation Table
Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan comp.	Non-qualified deferred comp. earnings	All other comp.	Total
Marco Alfonsi(1)	2018	$104,500	$0	$0	$0	$0	$0	$0	$104,500
	2019	$180,000	$0	$0	$0	$0	$0	$0	$180,000
Stanley L. Teeple(2)	2018	$45,000	$0	$144,500	$118,200	$0	$0	$0	$307,700
	2019	$180,000	$0	$372,667	$0	$0	$0	$0	$552,667
Andrew Holtmeyer(3)	2018	$118,400	$0	$1,169,658	$0	$0	$0	$0	$1,288,058
	2019	$180,000	$0	$105,485	$0	$0	$0	$0	$285,485
David Posel (4)	2018	$60,000	$0	$58,720	$0	$0	$0	$0	$118,720
	2019	$60,000	$0	$64,355	$0	$0	$0	$0	$124,355
Pasquale Ferro (5)	2019	$180,000	$0	$527,425	$0	$0	$0	$0	$707,425
Johnny Mack PhD (6)	2019	$31,154	$0	$89,513	$192,000	$0	$0	$0	$312,667
Phil Scala (7)	2019	$7,500	$0	$0	$0	$0	$0	$0	$7,500

(1) Pursuant to an employment agreement entered on or around May 14, 2015, Marco Alfonsi was entitled to receive compensation of $6,000 per month through September 31, 2017 when the contract expired. On or around October 3, 2017, the Company entered into a new employment agreement with Mr. Alfonsi whereby he was entitled to receive $10,000 per month for a period of three years. Mr. Alfonsi also received one share of Series A Preferred Stock upon his execution of the new agreement. In addition, on or around October 4, 2017, the Company authorized the issuance of an additional two shares of Series A Preferred Stock to Mr. Alfonsi in consideration for cancellation of approximately $120,000 of deferred income owed to Mr. Alfonsi. The Company entered into a new employment agreement dated October 21, 2018 Mr. Alfonsi, pursuant to which Mr. Alfonsi agreed to continue to serve as the Company’s Chief Executive Officer (“CEO”) and accept appointment as Chairman of the Board of Directors (“Chairman”) for an initial term of four (4) years. He is entitled to receive $15,000 per month and other compensation under the new agreement.

(2) Pursuant to an employment agreement entered on or around October 15, 2018, Mr. Teeple serves as the Company’s Chief Financial Officer and Secretary for a term of 4 years. The Agreement also provides for compensation to Mr. Teeple of $15,000 cash per month and the issuance of 1 share of Series A Preferred Stock upon execution of the Agreement. The fair value of the Series A preferred share is $578,000 and has a vesting period of four years. An additional share of Series A Preferred Stock was issued in April 2019 per the Agreement. The fair value of the Series A Preferred share issued in April 2019 is $992,250 and has a vesting period of three years. In 2019 and 2018, the amortized portion of Series A preferred shares is $372,667 and $144,500, respectively.

(3) On February 16, 2018, the Company executed an Executive Service Agreement (“Holtmeyer Agreement”) with Andrew W Holtmeyer. The Holtmeyer Agreement provides that Mr. Holtmeyer serves as the Company’s Executive Vice President Business for a term of 3 years. The Holtmeyer Agreement also provides for compensation to Mr. Holtmeyer of $10,000 cash per month and the issuance of 3, 2 and 1 share of Series A Preferred Stock at the beginning of each year. On December 29, 2018, this Holtmeyer Agreement was terminated due to the execution of a new Holtmeyer Employment Agreement with Andrew W Holtmeyer. The Holtmeyer Employment Agreement provides that Mr. Holtmeyer serves as the Company’s Executive Vice President Business for a term of 4 years. The Holtmeyer Employment Agreement also provides for compensation to Mr. Holtmeyer of $15,000 cash per month and the issuance of 245,789 shares of common stock upon signing of the agreement. In 2018, the Company issued 5 shares of Series A preferred shares valued at $3,910,000. In 2019 and 2018, the amortized portion of Series A preferred shares is $105,485 and $1,169,658, respectively.

(4) On February 12, 2018, the Company executed an Executive Service Agreement (“Posel Agreement”) with David Posel. The Posel Agreement provides that Mr. Posel serves as the Company’s Chief Operating Officer for a term of 4 years. The Posel Agreement also provides for compensation to Mr. Posel of $5,000 cash per month and the issuance of 1 share of Series A Preferred Stock at the inception of the Posel Agreement. In the fourth quarter, this Posel Agreement was terminated due to the execution of a new Posel Employment Agreement between Pure Health Products, LLC and David Posel. The fair value of the Series A preferred Stock is $373,000 and has a vesting period of four years. In 2019 and 2018, the amortized portion of Series A preferred Stock related to Mr. Posel’s service as an executive is $64,355 and $58,720, respectively.

(5) On December 28, 2018, the Company executed an Executive Service Agreement (“Ferro Agreement”) with Pasquale Ferro. The Ferro Agreement provides that Mr. Ferro serves as the President of Pure Health Products, LLC for a term of 4 years. The Ferro Agreement also provides for compensation to Mr. Ferro of $15,000 cash per month and the issuance of 5 shares of Series A Preferred Stock upon execution of the Ferro Agreement. The fair value of the Series A preferred shares is $2,109,700 and has a vesting period of four years. In 2019, the amortized portion of Series A preferred stock is $527,425.

(6) On July 10, 2019, the Company executed an Executive Service Agreement (“Mack Agreement”) with Johnny J. Mack. The Mack Agreement provides that Mr. Mack serves as the Chief Operating Officer for a term of 90 days. The Mack Agreement also provided for compensation to Mr. Mack of $7,500 cash per month and the issuance of 3,500,000 shares of common stock within 30 days of execution of the Mack Agreement. The fair value of the common shares is $89,513. On September 10, 2019, the Company executed a Mack Executive Service Agreement (“Second Agreement”) with Mr. Mack. The Second Agreement provides that Mr. Mack serves as the Chief Operating Officer for a term of 1 year. The Second Agreement also provides for compensation to Mr. Mack of $15,000 per month and the option to receive a total of 32,000,000 options (“Options”) to purchase shares of the Company’s common stock, with 8,000,000 Options vesting on the effective date and additional tranches of 8,000,000 Options vesting on each of the first, second, and third anniversaries of the Effective Date. On October 4, 2019, Mr. Mack resigned and is no longer with the Company.

(7) On October 11, 2019, the Company executed an Executive Service Agreement (“Scala Agreement”) with Phil Scala. The Scala Agreement provides that Mr. Scala serves as the Interim Chief Operating Officer for a term of 90 days. The Scala Agreement also provides for compensation to Mr. Scala of $2,500 cash per month. On January 1, 2020, Scala and the Company extended the engagement until March 31, 2020.

We do not have an equity incentive plan and no named executive officer has unexercised outstanding equity awards.

The table below summarizes all compensation awarded to, earned by, or paid to our non-interested directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2019.

Non-Interested Director Summary Compensation Table
Name and principal position	Year	Fees Earned or Paid in Cash	Stock awards	Option awards (2)	Non-equity incentive plan comp.	Non-qualified deferred comp. earnings	All other com.	Total
Carl Dilley(1)	2018	$0	$0	$84,000	$0	$0	$0	$84,000
Director	2019	$0	$0	$0	$0	$0	$0	$0
Frederick A. Boyer	2018	$0	$0	$0	$0	$0	$0	$0
Director	2019	$0	$0	$63,000	$0	$0	$0	$63,000
Ronald Silver	2018	$0	$0	$0	$0	$0	$0	$0
Director	2019	$0	$0	$63,000	$0	$0	$0	$63,000
James F. Murphy	2018	$0	$0	$0	$0	$0	$0	$0
Director	2019	$0	$0	$63,000	$0	$0	$0	$63,000

(1)	Mr. Dilley resigned from the Company on February 21, 2019.
(2)	As of December 31, 2019, Directors Teeple, Boyer, Silver and Murphy each owned 3 million (pre-split) / 10 thousand post-split options to exercise and purchase stock at $.001 at any time until 2023.

No director has received cash compensation for their directorship. We do not have a compensation committee and compensation for our directors and officers is determined by our board of directors.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meetings. No additional compensation is paid for attendance in person or by telephone at board meetings.

The table below summarizes all outstanding equity awards, as of December 31, 2019 – Prior to 300:1 reverse stock split.

Outstanding Equity Awards at Fiscal Year-End
Name and principal position	Grant Date	Grant Type	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Stanley Teeple - CFO	10/21/18	Stock Options	3,000,000	0	$.001	10/20/23
Johnny Mack PhD – Ex COO	9/9/19	Stock Options	8,000,000	0	$.001	9/8/24
Frederick A. Boyer - Director	10/15/19	Stock Options	3,000,000	0	$.001	10/14/24
Ronald Silver - Director	10/15/19	Stock Options	3,000,000	0	$.001	10/14/24
James F. Murphy - Director	10/15/19	Stock Options	3,000,000	0	$.001	10/14/24

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of March 13, 2020, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The Company’s principal office is the business address for each of the named shareholders.

There are 2,861,740 shares of common stock outstanding as of March 13, 2020, and 20 shares of Series A preferred stock issued and outstanding, which in aggregate are convertible into 666,680 shares of common stock at any time and represent 1,333,340 votes. There is a total of approximately 4,192,618 votes eligible to be cast in any Company vote as of March 13, 2020.

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

Name	Title	Number of Common Shares	% of Common Shares	Number of Series A Preferred Shares	% of Series A Preferred Shares	% of Eligible Votes	Number of Warrants currently exercisable or exercisable in the next 60 days
Marco Alfonsi [1]	CEO, Director	197,996	6.92%	5	25%	12.67%	0
Stanley L. Teeple [2]	CFO, Director	3,269	0.11%	4	20%	6.43%	0
Andrew Holtmeyer [3]	Vice President	3,693	0.13%	5	25%	8.03%	0
David Posel [4]	COO, Pure Health Products	0	0%	1	5%	1.59%	0
Pasquale Ferro [5]	President, Pure Health Products	74,599	2.61%	5	25%	9.72%	0
Phil Scala [6]	Interim COO	2,816	.10%	0	0%	.07%	0
All officers and directors as a group [9 persons]		289,040	10.10%	20	100%	38.67%	0

(1)	As of March 13, 2020 Marco, Alfonsi owns approximately 197,996 shares of common stock and 5 shares of Series A preferred stock, which are convertible into 166,667 shares and equal 333,334 votes. Prior to October 29, 2015, Mr. Alfonsi owned 270,000 shares of the Company’s common stock, at which time it was agreed that he would retire 166,666 shares of common stock for 5 shares of Series A Preferred Stock. In addition to the listed shares, five adult members of Mr. Alfonsi’s family hold an aggregate of 42,343 shares of common stock, which shares have not been included in the above calculations.

(2)	As of March 13, 2020, Stanley L. Teeple owns approximately 3,269 shares of common stock and 4 shares of Series A preferred stock, which are convertible into 133,334 shares and equal 266,667 votes.

(3)	As of March 13, 2020, Andrew Holtmeyer owns approximately 3,693 shares of common stock and 5 shares of Series A preferred stock, which are convertible into 166,667 shares and equal 333,334 votes.

(4)	As of March 13, 2020, David Posel owns 0 shares of common stock and 1 shares of Series A preferred stock, which is convertible into 33,334 shares and equal 66,666 votes.

(5)	As of March 13, 2020, Pasquale Ferro owns approximately 74,599 shares of common stock and 5 shares of Series A preferred stock, which are convertible into 166,667 shares and equal 333,334 votes.

(6)	As of March 13, 2020, Phil Scala owns approximately 2,816 shares of common stock and 0 shares of Series A preferred stock.

(7)	As of December 31, 2019, Directors Teeple, Boyer, Silver and Murphy each owned 3 million (pre-split) / 10 thousand post-split options to exercise and purchase stock at $.001 at any time until 2023.

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting stock, excluding our directors and our executive officers

Name	Number of Common Shares	% of Common Shares	Number of Preferred A Shares	% of Shares	% of Eligible Votes	Number of Warrants currently exercisable or exercisable in the next 60 days
McKenzie Webster Limited [1]	181,000	6.32%	0	0%	4.31%	0

(1)	McKenzie Webster Limited is controlled by the Company’s former director and CFO, Rolv Heggenhougen. The business address for this shareholder is 445 NE 12th Ave., Fort Lauderdale, Florida 33301.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

Can B̅ Corp.’s Corporate Governance Guidelines establish standards for evaluating Director independence and requires that a majority of Directors be independent. The Board determines the independence of each Director under Nasdaq governance standards. Those standards identify the types of relationships that, if material, could impair independence. The Board determined that, under the Nasdaq listing standards, the following non-employee Directors are independent: Frederick A. Boyer, Ronald Silver and James F. Murphy. Our non-independent directors are Marco Alfonsi and Stanley L. Teeple.

Except as described herein (or within the section entitled Executive Compensation of this prospectus), none of the following parties (each a “Related Party”) has, in our fiscal years ended 2018 and 2019, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	any of our directors or officers;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

●	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

LI Accounting Associates, LLC (“LIA”), an entity controlled by a relative of the Managing Member PHP, is a vendor of Can B̅ Corp. At December 31, 2019, the Company did not have an account payable due to LIA. For the twelve months ended December 31, 2019, the Company had expenses to LIA of $10,750.

Pasquale Ferro, President of Pure Health Products LLC, manages the R&D and manufacturing of the Company products sold via other subsidiary companies. Mr. Ferro is also a substantial shareholder of the Company but receives no direct compensation from Can B, Corp. other than outlined in his Employment Agreement.

During the twelve months ended December 31, 2019, we had products and service sales to related parties totaling $0.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by BMKR, LLP, our independent registered public accounting firm, during the fiscal years ended December 31, 2019 and December 31, 2018 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2019		December 31, 2018

Audit Fees		$34,600		$23,965
Audited Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

2.1	Share Exchange Agreement with Prosperity(1)
2.2	Membership Purchase Agreement with Pure Health Products(2)
3.1	Articles of Incorporation, as amended
3.2	Bylaws(1)
4.1	Articles of Amendment defining Series A Stock Rights
4.2	Articles of Amendment defining Series B Stock Rights
10.1	Employment Agreement with Marco Alfonsi(3)
10.2	Employment Agreement with Stanley L. Teeple(3)
10.3	Employment Agreement with Andrew Holtmeyer(3)
10.4	Employment Agreement with Pasquale Ferro(3)
10.5	Employment Agreement with Phil Scala
10.6	Asset Purchase Agreement with Pure Health Products(3)
10.7	Production Agreement with Pure Health Products(4)
10.8	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(5)
10.9	Asset Purchase Agreement with Seven Chakras, LLC(6)
10.10	Joint Venture Agreement with SHI Farms and NY – SHI(7)
10.11	Loan documents with FirstFire Global Opportunities Fund, LLC(8)
10.12	Green Grow Stock Purchase Agreement(9)
10.13	Green Grow Modification and Lock Up Agreement
10.14	License Agreement with Lifeguard Licensing Corp(10)
14.1	Code of Ethics
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(2)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(3)	Filed with the Annual Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference.
(4)	Filed with the Annual Report on Form 10-K filed with the SEC on April 6, 2018 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on February 26, 2019 and incorporated herein by reference.
(7)	Filed with the Current Report on Form 8-K filed with the SEC on July 18, 2019 and incorporated herein by reference.
(8)	Filed with the Current Report on Form 8-K filed with the SEC on January 14, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(10)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Can B̅ Corp.

Date: April 2, 2020	By:	/s/ Marco Alfonsi
	Name:	Marco Alfonsi
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: April 2, 2020	By:	/s/ Stanley L. Teeple
	Name:	Stanley L. Teeple
	Title:	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Marco Alfonsi	Director	April 2, 2020
Marco Alfonsi

/s/ Stanley L. Teeple	Director	April 2, 2020
Stanley L. Teeple

/s/ James F. Murphy	Director	April 2, 2020
James F. Murphy

CAN B̅ CORP. AND SUBSIDIARY

BMKR,LLP
Certified Public Accountants

1200 Veterans Memorial Hwy., Suite 350
Hauppauge, New York 11788

T 631 293-5000
F 631 234-4272
www.bmkr.com

BM K&R

Thomas G. Kober, CPA
Alfred M. Rizzo, CPA
Joseph Mortimer, CPA

Charles W. Blanchfield, CPA (Retired)
Bruce A. Meyer, CPA (Retired)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Canbiola Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canbiola Inc. (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,592,470 during the year ended December 31, 2019, and as of that date, had an accumulated deficit of $23,361,223. The Company is in arrears on accounts with certain vendor creditors which, among other things, cause the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made.

As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

BMKR, LLP

BMKR, LLP

We have served as the Company's auditor since 2014.
Hauppauge, NY 11788

March 26, 2020

Member American Institute of Certified Public Accounts
Member Public Company Accounting Oversight Board

Can B̅ Corp. and Subsidiary

Consolidated Balance Sheets

	Year Ended December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$46,540	$807,747
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	1,251,609	39,172
Inventory	784,497	87,104
Note Receivable	24,268	-
Prepaid expenses - current	1,279,901	210,351
Total current assets	3,386,815	1,144,374

Property and equipment, at cost less accumulated depreciation of $116,555 and $20,248, respectively	1,075,242	59,619

Other assets:
Deposit - noncurrent	21,287	48,726
Prepaid expenses - noncurrent	1,179,929	2,365,719
Note receivable - noncurrent	-	19,389
Other receivable – noncurrent	58,206	-
Intangible assets, net of accumulated amortization of $202,521 and $0, respectively	1,056,562	-
Goodwill	55,849	55,849
Right-of-Use Asset, net of amortization of $6,280 and $0, respectively	96,980	-
Total other assets	2,468,813	2,489,683

Total assets	$6,930,870	$3,693,675

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$226,467	$73,059
Accrued officers’ compensation	144,363	68,750
Other accrued expenses payable	61,557	43,778
Notes and loans payable	35,000	19,205
Current portion of lease liability	38,281	-
Total current liabilities	505,668	204,792

Non-current portion of lease liability	58,998	-

Total liabilities	564,666	204,792

Commitments and contingencies (Notes 14)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: authorized 20 shares, issued and outstanding 20 and 18 shares, respectively	5,539,174	4,557,424
Series B Preferred stock, $0.001 par value: authorized 500,000 shares, issued and outstanding 0 and 499,958 shares, respectively	-	479
Common stock, no par value; authorized 1,500,000,000 shares, issued and outstanding 804,281,149 and 440,566,325 shares, respectively	23,113,077	16,624,557
Additional Paid-in capital	872,976	872,976
Additional Paid-in capital – Stock Options (Note 11)	202,200	202,200
Accumulated deficit	(23,361,223)	(18,768,753)
Total stockholders’ equity	6,366,204	3,488,883

Total liabilities and stockholders’ equity	$6,930,870	$3,693,675

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2019 and 2018

	2019	2018
Revenues
Product Sales	$2,304,303	$651,978
Service Revenue	1,200	16,625
Total Revenues	2,305,503	668,603
Cost of product sales	598,584	405,534
Gross Profit	1,706,919	263,069

Operating costs and expenses:

Officers and director’s compensation (including stock-based Compensation of $1,210,915 and $1,255,193, respectively	2,263,566	1,478,987
Consulting fees (including stock-based compensation of 1,858,837 and 1,524,107, respectively)	2,082,184	1,669,443
Advertising expense	333,441	84,316
Hosting expense	13,034	14,697
Rent expense	246,968	67,165
Professional fees	287,441	117,718
Depreciation of property and equipment	12,627	5,473
Amortization of intangible assets	142,093	-
Reimbursed Expenses	242,585	-
Other	667,097	241,044

Total operating expenses	6,291,036	3,678,843

Loss from operations	(4,584,117)	(3,415,774)

Other income (expense):
Loss on forgiveness of receivable from Pure Health Products	-	(85,827)
Loss of debt conversions	-	(1,299,369
Loss on stock issuance	-	(649,259)
Interest income	2,524	10,325
Income from derivative liability	-	1,591,137
Interest expense (including amortization of debt discounts of $0 and 176,497, respectively	(8,793)	(263,510)

Other income (expense) - net	(6,269)	(696,503)

Loss before provision for income taxes	(4,590,386)	(4,112,277)

Provision for income taxes	2,084	-

Loss and comprehensive loss	(4,592,470)	(4,112,277)

Net loss per common share - basic and diluted	(.01)	(.01)

Weighted average common shares outstanding –
Basic	617,557,484	276,026,704
Diluted	806,215,018	423,881,781

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency

Years Ended December 31, 2018 and 2019

	Preferred Stock A		Preferred Stock B		Common Stock		Additional
	, no par value		, $0.001 par value		, no par value		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	8	$243,537	157,985	$150	225,572,323	$12,524,042	$149,850	($14,647,476)	($1,729,897)

Issuance of Series A Preferred Stock in 2018 pursuant to employment and consulting agreement	13	4,441,690							4,441,690

Sale of Series B Preferred Stock in 2018			761,972	749			723,126		723,875

Issuance of common stock in 2018 for services rendered					19,345,789	656,306			656,306

Issuance of common stock in 2018 for Preferred B dividends					891,089	38,379		(9,000)	29,379

Issuance of common stock in 2018 in Satisfaction of debt and accrued interest					45,263,513	1,604,412		,	1,604,412

Issuance of common stock in 2018 for Warrant exercise					8,500,000	619,880			619,880

Issuance of common stock in 2018 in Satisfaction of accrued compensation					4,370,629	192,300			192,300

Issuance of common stock in 2018 for Acquisition of PureHealth, LLC					3,096,827	112,415			112,415

Issuance of stock options for retirement Of common shares					(3,000,000)	(101,400)	84,000		(17,400)

Issuance of stock options							118,200		118,200

Sale of common stocks in 2018					29,821,201	850,000			850,000

Issuance of common stock and retirement of Series A preferred stock In 2018	(3)	(127,803)			30,000,000	127,803			-

Issuance of common stock and retirement of Series B preferred stock In 2018			(419,999)	(420)	76,704,954	420			-

Net loss								(4,112,277)	(4,112,277)

Balance, December 31, 2018	18	$4,557,424	499,958	$479	440,566,325	$16,624,557	$1,075,176	($18,768,753)	$3,488,883

Issuance of Series A Preferred Stock in 2019 pursuant to employment agreement	3	992,250							992,250

Issuance of common stock for retirement

of Series A Preferred Stock	(1)	(10,500)			10,000,000	10,500			-

Issuance of common stock for retirement of Series B Preferred Stock			(499,958)	(479)	75,039,446	479			-

Sale of common stock in 2019					113,866,481	3,296,700			3,296,700

Issuance of common stock in 2019 for acquisition of technology and licenses					20,574,089	648,655			648,655

Issuance of common stock in 2019 for acquisition of inventory					37,500,000	487,500			487,500

Issuance of common stock in 2019 for satisfaction of accrued salaries					667,959	54,340			54,340

Issuance of common stock in 2019 for services rendered					106,066,849	1,990,346			1,990,346

Net loss								(4,592,470)	(4,592,470)

	20	$5,539,174	-	$-	804,281,149	$23,113,077	$1,075,176	($23,361,223)	$6,366,204

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Operating Activities:
Net loss	$(4,592,470)	$(4,112,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of prepaid stock- based consulting fees	3,089,188	2,779,300
Loss on forgiveness of receivable from PHP	-	85,827
Loss on stock issuance	-	649,259
Loss on debt conversion	-	1,299,369
Debt issuance expense	-	14,000
Expense from derivative liability	-	(1,591,137
Depreciation of property and equipment	89,779	5,473
Amortization of intangible assets	142,093	-
Amortization of debt discounts	-	176,497
Bad debt expense	253,483	-
Changes in operating assets and liabilities:
Accounts receivable	(1,465,920)	(33,097)
Inventory	(209,893)	2,382
Prepaid expenses	(4,760)	-
Security deposit	27,439	(34,939)
Other receivable	(58,206)	-
Right-of-use asset	299
Accounts payable	153,408	(115,235)
Accrued officer’s compensation	144,363	85,900
Other accrued expenses payable	17,777	35,109

Net cash used in operating activities	(2,413,420)	(753,569)

Investing Activities:

Cash received from acquisition of PHP	-	404
Note receivable - current	(4,879)	-
Fixed assets additions	(1,105,403)
Intangible assets additions	(550,000)	(46,384)

Net cash used in investing activities	(1,660,282)	(45,980)

Financing Activities:
Proceeds received from notes and loans payable	35,000	155,000
Repayments of notes and loans payable	(19,205)	(123,231)
Proceeds from sale of common stock	3,296,700	850,000
Proceeds from sale of Series B preferred stock	-	723,875

Net cash provided by financing activities	3,312,495	1,605,644

(Decrease)Increase in cash and cash equivalents	(761,207)	806,095

Cash and cash equivalents, beginning of period	807,747	1,652

Cash and cash equivalents, end of period	$46,540	$807,747

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$2,084	$-
Interest paid	$8,793	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in acquisition of inventory	$487,500	$-

Issuance of common stock in acquisition of intangible assets	$648,655	$-

Amortization of prepaid issuance of common Stock for services rendered	$121,000	$-

Issuance of common stock in satisfaction of officer’s compensation	$68,750	$282,200

Issuance of common stock in conversion of Series A Preferred Stock	$10,500	$-

Issuance of common stock in retirement of Series B Preferred Stock	$479	$-

Issuance of common stock in satisfaction of debt	$-	$262,000

Issuance of common stock in acquisition of PHP	$-	$178,997

Cancellation of note receivable and accrued interest in exchange for service	$-	$19,611

Cancellation of note receivable and accrued interest in acquisition of PHP	$-	$85,827,25

Issuance of common stock in satisfaction of accrued interest	$-	$43,043

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Notes to Consolidated Financial Statements

Year Ended December 31, 2019 and 2018

NOTE 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. The Company is in the process of dissolving Prosperity. The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company’s durable equipment products, such as sam® units with CBD infused pads, are marketed and sold through its wholly-owned newly formed subsidiaries, Duramed Inc. (incorporated in or around November 2018) and DuramedNJ LLC (incorporated in or around May 2019) (collectively, “Duramed”). Duramed began operating on or about February1, 2019. The Company’s wholly-owned subsidiary, Radical Tactical LLC (“Radical Tactical”), formed May, 2019 provides the marketplace with millennium targeted product lines such as vapes, gums, and kratom. The Company’s hemp aggregation business is run through NY Hemp Depot LLC (the “Hemp Depot”), which was formed in or around July, 2019. The Company’s hemp farming business is run through Green Grow Farms, Inc. (“Green Grow Farms”), which was formed in August, 2019.

Effective December 27, 2010, WRAP effected a 10 for 1 forward stock split of its common stock. Effective June 4, 2013, WRAP effected a 1 for 10 reverse stock split of its common stock. The accompanying consolidated financial statements retroactively reflect these stock splits of March 6, 2020 for a 300:1 reverse split.

On May 15, 2017, WRAP changed its name to Canbiola, Inc. On March 6, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (the “Company” or “CANB” or “Can B” or “Registrant”).

Can B̅ specializes in the production and sale of a variety of hemp derived Cannabidiol (“CBD”) products such as oils, creams, moisturizers, isolate, gel caps, spa products, and concentrates. Can B̅ is developing its own line of proprietary products as well as seeking synergistic value through acquisitions in the Hemp Industry. Can B̅ aims to be the premier provider of the highest quality hemp CBD products on the market through sourcing the very best raw material and developing a variety of products we believe will improve people’s lives in a variety of areas.

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

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of December 31, 2019, the Company had cash and cash equivalents of $46,540 and a working capital of $2,881,147. For the years ended December 31, 2019 and 2018, the Company had net loss of $4,592,470 and $4,112,277, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of CANB and its wholly-owned subsidiaries, Pure Health Products, Duramed, Prosperity and Radical Tactical. All intercompany balances and transactions have been eliminated in consolidation.

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

(e) Accounts receivable

Accounts receivable are presented in the balance sheet net of the allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial stability of its customers. Bad debt expense was $253,483 and $0 for the years ended December 31, 2019 and 2018.

(f) Inventory

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method.

(g) Prepaid expenses

Prepaid expenses include stock-based officer, employee and consulting compensation of $2,459,830 and $2,576,070 at December 31, 2019 and 2018, respectively. The Company’s policy is to record stock-based compensation as prepaids and expense over the term of employment and consulting agreements.

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

(j) Goodwill

The Company does not amortize goodwill, but instead tests for impairment at least annually. When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value. If the estimated fair value of the reporting unit is determined to be less than its carrying value, goodwill is reduced, and an impairment loss is recorded.

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

(m) Stock-Based Compensation

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

(o) Advertising

Advertising costs are expensed as incurred and amounted to $333,441 and $84,316 for the years ended December 31, 2019 and 2018, respectively.

(p) Research and Development

Research and development costs are expensed as incurred. In the period ended December 31, 2019 and 2018, the Company spent $150,000 and $75,000 in research and development which was expenses as spent, respectively.

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

(t) Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net income.

NOTE 4 – Inventories

Inventories consist of:

	December 31, 2019	December 31, 2018
Raw materials	$708,239	$79,652

Finished goods	76,258	7,452
Total	$784,497	$87,104

NOTE 5 – Notes Receivable

Notes receivable consist of:

	December 31, 2019	December 31, 2018
Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	$19,389	$19,389

Note receivable dated February 8,2019 from an employee, weekly installments of $1,200 with interest at 8% per annum.	4,879	-

Total	24,268	19,389

Current portion of notes receivable	(24,268)	-
Noncurrent portion of notes receivable	$-	$19,389

NOTE 6 – Property and Equipment, Net

Property and Equipment, net, consist of:

	December 31, 2019	December 31, 2018

Furniture & Fixtures	$19,018	$19,018

Office Equipment	12,378	20,992

Manufacturing Equipment	355,016	46,384

Medical Equipment	783,782	-

Leasehold Improvements	21,603	-

Total	1,191,797	86,394

Accumulated depreciation	(116,555)	(26,775)

Net	$1,075,242	$59,619

NOTE 7 – Intangible Assets, Net

Intangible assets, net, consist of:

	December 31, 2019	December 31, 2018

Video conferencing software acquired by Prosperity in December 2009	$30,000	$30,000

Enterprise and audit software acquired by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Hemp license and technology	1,000,000	-

CBD technology	198,655	-

Other	3,548	3,548

Total	1,259,083	60,428

Accumulated amortization and Impairment	(202,521)	(60,428)

Net	$1,056,562	$-

The CBD related technology were purchased from Hudilab, Inc. (“HUDI”) and Seven Chakras, LLC (“Seven Chakras”) during the three months ended March 31, 2019. On January 14, 2019, the Company and PHP (collectively, the “buyer”) entered into a License and Acquisition Agreement (the “LAA”) with HUDI. Pursuant to the LAA, HUDI will sell the technology owned by it to the buyer in exchange for 7,500,000 (prior to 300:1 reverse split) shares of CANB common stock. On January 14, 2019, the shares were issued to the owner of HUDI and valued at $131,625. On January 31, 2019, PHP entered into an Asset Purchase Agreement (the “Chakras Agreement”) with Seven Chakras, LLC (“Seven Chakras”). Pursuant to the Chakras Agreement, PHP purchased the rights and title to (i) Seven Chakras’ proprietary formulas, methods, trade secrets, and know-how related to the production of Seven Chakras’ products containing cannabidiol (“CBD”), (ii) Seven Chakras’ tradename, domain name, and social media sites, and (iii) other assets of Seven Chakras including but not limited to raw materials, equipment, packaging and labeling materials, mailing lists, and marketing materials (collectively, the “Assets”). On February 20, 2019, the Company issued 1,000,000 (prior to 300:1 reverse split) shares of CANB common stock valued at $17,030 to owners of Seven Chakras as additional consideration, along with the $50,000 cash payments, pursuant to the Chakras Agreement.

The hemp related license and technology purchased from Shi Farms during the three months ended September 30, 2019. Hemp Depot will contract with farmers in New York to grow hemp under a controlled program of specific strains, cultured feminized seeds, proven technology, and access to processing for their crop. NY Hemp Depot will amalgamate the cultivated off-take from the farmers, combine and fill “super-sacks” for shipping to the processing facility in Colorado to produce high-grade isolate or distillate for use in Can B’s manufacturing facility in Lacey WA.

The other intangible assets relate to the document management and email marketing divisions. Since December 31, 2017, the Company do not expect any future positive cash flow from these divisions. Accordingly, the net carrying value of these intangible assets was reduced to $0.

NOTE 8 – Notes and Loans Payable

Notes and loans payable consist of:

	December 31, 2019	December 31, 2018
Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	5,000	5,000

Note payable to Carl Dilley, a director of the Company, interest at 12.99% per annum, due February 1, 2021	-	10,899

Loan payable to McKenzie Webster Limited (“MWL”), non-interest bearing, due on demand.	-	3,000

Loan payable to Pasquale Ferro, interest at 12% per annum, due December 2020.	30,000	-

Total	$35,000	$18,899

NOTE 9 – Preferred Stock

Note- The share and vote amounts referenced below are reflected prior to the 300:1 reverse split in March 2020.

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

On December 28,2018, Marco Alfonsi converted 3 shares of CANB Series A Preferred Stock to 30,000,000 shares of CANB common stock.

On December 29, 2018 the Company issued 8 shares of CANB Series A Preferred Stock to three officers of the company (1 share to Stanley L. Teeple, 5 shares to Pasquale Ferro and 2 shares to Andrew Holtmeyer), pursuant to the employment agreements with them. The fair value of the issuance totaled at $4,624,000 and will be amortized over the vesting period of four years.

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

On August 13, 2019, the Company issued 29,282,179 shares of CANB common stock to RedDiamond in exchange for the retirement of 227,590 shares of CANB Series B Preferred Stock.

On December 16, 2019, the Company issued 10,700,000 shares of CANB common stock to RedDiamond as agreed for the early retirement of CANB Series B Preferred Stock converted in August 2019.

NOTE 10 – Common Stock

Note- The share amounts referenced below are reflected prior to the 300:1 reverse split in March 2020.

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

From October 1, 2019 through December 31, 2019, the company issued an aggregate of 36,677,274 shares of CANB Common Stock to multiple consultants for services rendered.

From October 1, 2019 through December 31, 2019, the Company issued an aggregate of 4,250,000 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From October 1, 2019 through December 31, 2019, the Company issued an aggregate of 1,500,000 shares of Common Stock under the terms of executive employment agreements.

From October 1, 2019 through December 31, 2019, the Company issued an aggregate of 37,500,000 shares of CANB Common Stock under the terms of an inventory purchase agreement for total proceeds of $487,500.

NOTE 11 – Stock Options and Warrants – Prior to 300:1 reverse stock split

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2017	50,000	247,500	297,500
Granted in 2018	6,000,000	2,850,000	8,850,000
Cancelled in 2018	-	-	-
Exercised in 2018	-	(850,000)	(850,000)

Balance, December 31, 2018	6,050,000	2,247,500	8,297,500
Granted in Q1, Q2 & Q3 2019	17,000,000	-	17,000,000
Cancelled in Q1, Q2 Q3, & Q4 2019	(50,000)	-	(50,000)
Exercised in Q1, Q2 Q3, & Q4 2019	-	-	-

Balance, December 31, 2019	23,000,000	2,247,500	25,247,500

Issued and outstanding stock options as of December 31, 2019 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2018	6,000,000	$0.001	2023
2019	17,000,000	$0.001	2022
	23,000,000

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

On October 21, 2018, the Company granted 3,000,000 options of CANB common stock to Stanley L. Teeple, an officer and Director of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.001 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire October 1, 2023. The values of the Stock Options ($118,200) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $0.0395 share price, (ii) 5 years term, (iii) 221.96% expected volatility, (iv) 3.05% risk free interest rate and the fair value of options was expensed in the quarterly period ended December 31, 2018

On September 9, 2019, the Company granted 8,000,000 options of CANB common stock to Johnny Mack, a former officer of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.001 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire September 9, 2022. The values of the Stock Options ($192,000) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $0.024 share price, (ii) 3 years term, (iii) 242% expected volatility, (iv) 1.46% risk free interest rate and the fair value of options was expensed in the quarterly period ended September 30, 2019.

On October 15, 2019, the Company granted 3,000,000 options of CANB common stock each to Frederick Alger Boyer, Jr., Ronald A. Silver and James F. Murphy, directors of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.001 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire October 15, 2022. The values of the Stock Options ($63,000 each) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $0.021 share price, (ii) 3 years term, (iii) 242% expected volatility, (iv) 1.60% risk free interest rate and the fair value of options was expensed in the quarterly period ended December 31, 2019.

Issued and outstanding warrants as of December 31, 2019 consist of:

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

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% to pretax income (loss) as follows:

	December 31,
	2019	2018

Expected income tax (benefit) at 21%	$(964,419)	$(863,578)

Non-deductible stock-based compensation	648,729	583,653

Non-deductible amortization of debt discounts	-	37,064

Loss on stock issuance	-	136,344

Loss on debt conversion	-	272,867

Non-deductible expense from derivative liability	-	(334,139)

Loan forgiveness	-	18,024

Increase in deferred income tax assets valuation allowance	315,690	149,765

Provision for (benefit from) income taxes	$-	$-

Deferred income tax assets consist of:

	December 31,	December 31,
	2019	2018

Net operating loss carryforward	1,300,168	984,478

Valuation allowance	(1,300,168)	(984,478)

Net	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,300,168 attributable to the future utilization of the $6,191,273 net operating loss carryforward as of December 31, 2019 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at December 31, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037, 2038 and 2039 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $381,638, $499,288, $716,858 and $1,503,282, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company’s U.S. Federal and state income tax returns prior to 2015 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The statute of limitations on the 2015 tax year returns expired in September 2019.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets. There were no interest or penalties paid during 2019 and 2018.

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

Durable Equipment Products
Three months ended December 31, 2019
Revenue from external customers	466,920
Revenue from other segments	-
Segment profit	309,370
Segment assets	1,994,845

Twelve months ended December 31, 2019
Revenue from external customers	1,436,403
Revenue from other segments	-
Segment profit	809,631
Segment assets	1,994,845

	Three Months Ended December 31, 2019	Twelve Months Ended December 31, 2019

Total profit for reportable segment	$309,208	$810,060
Other income (expense) - net	162	(429)

Income before income taxes	$309,370	$809,631

NOTE 14 – Commitments and Contingencies

Employment Agreements

On October 3, 2017, the Company executed an Executive Employment Agreement with Marco Alfonsi (“Alfonsi”) for Alfonsi to serve as the Company’s chief executive officer and interim chief financial officer and secretary for cash compensation of $10,000 per month. Pursuant to the agreement, the Company issued a share of CANB Series A Preferred Stock to Alfonsi on October 4, 2017 (see Note 9). Alfonsi may terminate his employment upon 30 days written notice to the Company. The Company may terminate Alfonsi’s employment upon written notice to Alfonsi by a vote of the Board of Directors. At October 21, 2018, this former Agreement was terminated due to the execution of a new Employment Agreement with Marco Alfonsi for Alfonsi to serve as the Company’s chief executive officer for cash compensation of $15,000 per month. Pursuant to the new Agreement, three of the eight previously issued shares of CANB Series A Preferred Stock will be returned to the Company and converted into 30,000,000 common shares. On December Alfonsi may terminate his employment upon 30 days written notice to the Company. The new Agreement has an initial term of four years and can be terminated upon the resignation or death of Mr. Alfonsi, and also can be terminated by the Company due to the failure or neglect of Mr. Alfonsi to perform his duties, or due to the misconduct of Mr. Alfonsi in connection with the performance.

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

On February 16, 2018, the Company executed an Executive Service Agreement (“Agreement”) with Andrew W Holtmeyer. The Agreement provides that Mr. Holtmeyer services as the Company’s Executive Vice President Business for a term of 3 years. The Agreement also provides for compensation to Mr. Holtmeyer of $10,000 cash per month and the issuance of 3, 2 and 1 share of Series A Preferred Stock at the beginning of each year. The Agreement can be terminated upon the resignation or death of Mr. Holtmeyer, and also can be terminated by the Company due to the failure or neglect of Mr. Holtmeyer to perform his duties, or due to the misconduct of Mr. Holtmeyer in connection with the performance. At December 29, 2018, this Agreement was terminated due to the execution of a new Employment Agreement with Andrew W Holtmeyer. The Agreement provides that Mr. Holtmeyer services as the Company’s Executive Vice President Business for a term of 4 years. The Agreement also provides for compensation to Mr. Holtmeyer of $15,000 cash per month and the issuance of 245,789 shares of common stock (prior to 300:1 reverse stock split) upon signing of the agreement.

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

Effective September 6, 2019 (the “Effective Date”), Can B̅ Corp (the “Company” or “CANB”) approved the appointment of Johnny J. Mack (“Mack”) as its President and Chief Operating Officer. Mack had been serving as the Company’s interim COO. The Company and Mack have entered into a new Employee Services Agreement (the “Agreement”) to memorialize the terms of the foregoing. In consideration for Mack’s services, Mack will (i) receive a base salary of $15,000 per month, subject to increase after each yearly anniversary of the Agreement, (ii) be eligible to receive annual cash or stock bonuses, (iii) be entitled to four weeks’ vacation time and five paid days for illness in accordance with the Company’s policies, and (iv) receive a total of 32,000,000 options (“Options”) to purchase shares of the Company’s common stock, with 8,000,000 Options vesting on the effective date and additional tranches of 8,000,000 Options vesting on each of the first, second, and third anniversaries of the Effective Date, assuming Mack’s continued employment. Each Option is exercisable at a price of $0.001 per share (prior to 300:1 reverse stock split). The Company also agreed to hold harmless and indemnify Mack as authorized or permitted by law and the Company’s governing documents, as the same may be amended from time to time, except for acts constituting negligence or willful misconduct by Mack. The Company has agreed to pay Mack a severance in the event the Agreement is terminated by the Company without cause or by Mack for “good reason” or by reason of Mack’s death or disability. On October 4, 2019 Mack resigned from all of his office and director positions and the company settled his termination for payment of all accrued expenses, payout of all accrued time and base compensation of $13,315 and retention of his already earned 8 million options. Mr. Mack has left the Company.

In addition, on October 10th, 2019 the Company appointed Philip Scala as its interim COO. Mr. Scala has acted as founder and CEO of Pathfinder Consultants International, Inc. (“Pathfinder”) since 2008. Pathfinder offers unique expertise and delivers the information you need to make informed decisions, whether in times of crisis or in the course of simply running your business. Prior to forming Pathfinder, Mr. Scala served the United States both as a Commissioned Officer in the US Army for five years followed by his 29 years of service with the FBI. Mr. Scala received his bachelor’s degree and Master of Business Administration in accounting from St. John’s University, he also earned a Master of Arts degree in Psychology from New York University. The Company has entered into an employment agreement with Mr. Scala. Pursuant to the agreement, Mr. Scala will receive a base salary of $2,500 per month. He will be entitled to incentive bonuses and pay increases in accordance with the Company’s normal policies and procedures. Mr. Scala will also receive options to buy 500,000 common shares of the Company at a price of $0.001 (prior to 300:1 reverse stock split) for a period of three years. The initial term of the agreement is for 90 days. The agreement otherwise contains standard covenants and conditions.

Consulting Agreements

On September 6, 2017, the Company executed a Consulting Agreement with T8 Partners LLC (“T8”) for T8 to serve as the Company’s consultant for stock compensation of a total of 10,000,000 restricted shares (prior to 300:1 reverse stock split). Pursuant to the agreement, the Company issued 2,500,000 restricted shares of CANB common stock to T8 on September 7, 2017. Effective October 27, 2017, the Company terminated the agreement due to non-performance by T8. The Company won the arbitration proceedings against T8 and T8 has been ordered to return its shares to the Company.

On November 9, 2017, the Company executed a Consulting Agreement with Healthcare Advisory Group Company (“Healthcare”) for Healthcare to serve as the Company’s consultant for stock compensation of a total of 5,000,000 restricted shares (prior to 300:1 reverse stock split). Pursuant to the agreement, the Company issued 2,500,000 restricted shares of CANB common stock to Healthcare on November 9, 2017. Effective March 6, 2018, the Company terminated the agreement due to non-performance by Healthcare.

On April 1, 2019, we engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement (the “Advisory Agreement”). Pursuant to the Advisory Agreement, we agreed to pay the Consulting Firm a restricted common stock monthly fee of $5,500 per month for consulting and services paid in advance of services each month. Starting May 1, 2019, the restricted common stock monthly fee will decrease to $4,000 per month. The number of shares to be issued will be calculated based on the closing price of our common shares on the 1st or preceding day of each month, if the 1st were to fall on a weekend or holiday. The shares shall not have registration rights, and the shares may be sold subject to Rule 144.

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

On September 11, 2015, the Company executed a lease agreement with an unrelated third party for office space in Hicksville, New York for a term of 37 months. The lease provides for monthly rentals of $2,922 for lease year 1, $3,009 for lease year 2, and $3,100 for lease year 3. The lease also provides for additional rent based on increases in base year operating expenses and real estate taxes. On August 6, 2018, the Company renewed the lease agreement for a term of 36 months starting November 1, 2018. The lease provides for monthly rentals of $3,193 for lease year 1, $3,289 for lease year 2, and $3,388 for lease year 3. In October 2019, the Company modified and extended the lease agreement for a term of 30 months starting November 1, 2019. The lease provides for monthly rentals of $3,807.05 for year 1 and $3,921.26 for the remaining eighteen months. The original $100,681 right-of-use asset and $90,591 lease liability was adjusted to $103,260 with the modification.

The Company leases office space in numerous medical facilities under month-to-month agreements.

Rent expense for the years ended December 31, 2019 and 2018 was $246,968 and $67,165, respectively.

At December 31, 2019, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2020	$45,913
Year ended December 31, 2021	47,055
Year ended December 31, 2022	15,685

Total	$108,653

The lease liability of $97,279 at December 31, 2019 as presented in the Consolidated Balance Sheet represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of 108,653 at December 31, 2019.

Major Customers

For the twelve months ended December 31, 2019, there were no customers that accounted for more than 10% of total revenues.

For the twelve months ended December 31, 2018, one customer accounted for approximately 16% of total revenues.

NOTE 15 – Related Party Transactions

LI Accounting Associates, LLC (LIA), an entity controlled by a relative of the Managing Member PHP, is a vendor of CANB. At December 31, 2019, CANB did not have an account payable due to LIA. For the twelve months ended December 31, 2019, CANB had expenses to LIA of $10,750.

During the twelve months ended December 31, 2019, we had products and service sales to related parties totaling $0.

NOTE 16 – Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through November 1, 2019, the date on which these consolidated financial statements were available to be issued. There were material subsequent events that required recognition or additional disclosure in these consolidated financial statements as follows:

The Company acquired 51% of Green Grow Farms, Inc. (GGFI) in December 2019 for 37.5 million shares of CANB common stock. The remaining 49% of GGFI was held by New York Farm Group (NYFG). Post-closing of the original agreement, the Company discovered certain assets needed reassessment and reconsideration. In settlement of certain claims held by the Company as a result of the foregoing, NYFG agreed to assign the Company its 49% interest in GGFI and 1,000,000 shares of Iconic Brands, Inc (ICNB) stock in consideration for a release from the Company. The settlement agreement was executed on March 3, 2020.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the year ended December 31, 2020.

