Form 10-Q
period 2020-03-31
Can B Corp
filed 2020-05-20
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-55753

Can B̅ Corp.

(Exact name of registrant as specified in its charter)

Florida	20-3624118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

960 South Broadway, Suite 120

Hicksville, NY 11801

(Address of principal executive offices)

516-595-9544

(Registrant’s telephone number, including area code)

Canbiola, Inc.

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 19, 2020 was 3,004,285 shares.

CANBIOLA, INC.

FORM 10-Q

March 31, 2020

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Can B̅ Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited) March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$52,274	$46,540
Accounts receivable, less allowance for doubtful accounts of $364,419 and $0, respectively	1,544,300	1,251,609
Inventory	369,172	784,497
Note Receivable	23,787	24,268
Deposit - current	246,280	-
Prepaid expenses - current	1,260,940	1,279,901
Total current assets	3,496,753	3,386,815

Property and equipment, at cost less accumulated depreciation of $147,179 and $116,555, respectively	1,057,744	1,075,242

Other assets:
Deposit - noncurrent	21,287	21,287
Prepaid expenses - noncurrent	882,342	1,179,929
Other receivable – noncurrent	18,350	58,206
Intangible assets, net of accumulated amortization of $332,487 and $202,521, respectively	926,596	1,056,562
Investment in Marketable Securities	592,500	-
Goodwill	55,849	55,849
Right-of-Use Asset, net of amortization of $15,629 and $6,280, respectively	87,631	96,980
Total other assets	2,584,555	2,468,813

Total assets	$7,139,052	$6,930,870

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	507,069	226,467
Accrued officers’ compensation	240,410	144,363
Other accrued expenses payable	24,007	61,557
Notes and loans payable	619,178	35,000
Current portion of lease liability	39,595	38,281
Total current liabilities	1,430,259	505,668

Non-current portion of lease liability	48,524	58,998

Total liabilities	1,478,783	564,666

Commitments and contingencies (Notes 15)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: authorized 20 shares, issued and outstanding 20 shares, respectively	5,539,174	5,539,174
Common stock, no par value; authorized 1,500,000,000 shares, issued and outstanding 2,861,740 and 2,680,937 shares, respectively	23,541,249	23,113,077
Additional Paid-in capital	872,976	872,976
Additional Paid-in capital – Stock Options (Note 12)	202,200	202,200
Accumulated deficit	(24,495,330)	(23,361,223)
Total stockholders’ equity	5,660,269	6,366,204

Total liabilities and stockholders’ equity	$7,139,052	$6,930,870

See notes to consolidated financial statements.

Can B̅ Corp and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2020 and 2019 (Unaudited)

	2020	2019
Revenues
Product Sales	$569,407	$515,360
Service Revenue	300	1,800
Total Revenues	569,707	517,160
Cost of product sales	121,549	262,553
Gross Profit	448,158	254,607

Operating costs and expenses:
Officers and director’s compensation (including stock-based compensation of $290,523 and $262,420, respectively)	638,673	445,550
Consulting fees (including stock-based compensation of $171,352 and $567,776, respectively)	216,408	663,751
Advertising expense	118,830	26,388
Hosting expense	6,343	450
Rent expense	92,606	11,860
Professional fees	190,178	37,836
Depreciation of property and equipment	4,095	2,765
Amortization of intangible assets	129,966	2,194
Reimbursed Expenses	20,289	27,302
Other	142,763	208,579

Total operating expenses	1,560,151	1,426,675

Loss from operations	(1,111,993)	(1,172,068)

Other income (expense):
Interest income	220	-
Unrealized loss on marketable securities	(7,500)	-
Interest expense (including amortized finance cost of 10,678)	(13,884)	(446)

Other income (expense) - net	(21,164)	(446)

Loss before provision for income taxes	(1,133,157)	(1,172,514)

Provision for income taxes	950	-

Loss and comprehensive loss	$(1,134,107)	$(1,172,514)

Net income (loss) per common share - basic and diluted	$0.00	$0.00

Weighted average common shares outstanding –
Basic	2,816,624	1,671,952
Diluted	3,483,304	2,442,363

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency (Unaudited)

	Preferred Stock A , no par value		Preferred Stock B , $0.001 par value		Common Stock, no par value		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Three Months Ended March 31, 2020

Balance, January 1, 2020	20	$5,539,174	-	$-	2,680,937	$23,113,077	$1,075,176	$(23,361,223)	$6,366,204

Issuance of common stock in 2020 for services rendered					58,835	132,392			132,392

Issuance of common stock in 2020 for 300:1 reverse stock split rounding					2,460	-			-

Issuance of common stock in 2020 in pursuant to FirstFire note agreement					119,508	295,780		,	295,780

Net loss								(1,134,107)	(1,134,107)

Balance, March 31, 2020	20	$5,539,174	-	$-	2,861,740	$23,541,249	$1,075,176	$(24,495,330)	$5,660,269

Year Ended December 31, 2019

Balance, January 1, 2019	18	$4,557,424	499,958	$479	1,468,554	$16,624,557	$1,075,176	$(18,768,753)	$3,488,883

Issuance of Series A Preferred Stock in 2019 pursuant to employment agreement	3	992,250							992,250

Issuance of common stock for retirement of Series A Preferred Stock	(1)	(10,500)			33,333	10,500			-

Issuance of common stock for retirement of Series B Preferred Stock			(499,958)	(479)	250,131	479			-

Sale of common stock in 2019					379,555	3,296,700			3,296,700

Issuance of common stock in 2019 for acquisition of technology and licenses					68,580	648,655			648,655

Issuance of common stock in 2019 for acquisition of inventory					125,000	487,500			487,500

Issuance of common stock in 2019 for satisfaction of accrued salaries					2,227	54,340			54,340

Issuance of common stock in 2019 for services rendered					353,557	1,990,346			1,990,346

Net loss								(4,592,470)	(4,592,470)

Balance, December 31, 2019	20	$5,539,174	-	$-	2,680,937	$23,113,077	$1,075,176	$(23,361,223)	$6,366,204

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net loss	$(1,134,107)	$(1,172,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of prepaid stock-based consulting fees	132,392	828,196
Depreciation of property and equipment-General	4,095	2,765
Depreciation of property and equipment-COGS	26,530	5,198
Amortization of intangible assets	129,966	2,194
Amortization of original-issue-discount	10,678	-
Unrealized loss on investment	7,500	-
Bad debt expense	110,936	-
Changes in operating assets and liabilities:
Accounts receivable	(403,627)	(285,277)
Inventory	415,325	9,994
Prepaid expenses	316,548	-
Security deposit	-	(121,061)
Other receivable	39,856	-
Right-of-use asset	189	-
Accounts payable	280,601	38,819
Accrued officer’s compensation	96,047	-
Other accrued expenses payable	(37,550)	1,177

Net cash used in operating activities	(4,621)	(690,509)

Investing Activities:

Note receivable	481	-
Fixed assets additions	(13,126)	(694,212)
Intangible assets additions	-	(50,000)
Investment in marketable security	(600,000)	-

Net cash used in investing activities	(612,645)	(744,212)

Financing Activities:
Proceeds received from notes and loans payable	743,000	-
Repayments of notes and loans payable	(70,000)	(1,835)
Note payable finance cost	(50,000)	-
Proceeds from sale of common stock	-	1,196,100

Net cash provided by financing activities	623,000	1,194,265

Increase (Decrease) in cash and cash equivalents	5,734	(240,456)

Cash and cash equivalents, beginning of period	46,540	807,747

Cash and cash equivalents, end of period	$52,274	$567,291

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$950	$-
Interest paid	$3,206	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in acquisition of note payable (returnable shares)	$246,280	$-

Issuance of common stock in acquisition of note payable (commitment shares)	$49,500	$-

Amortization of prepaid issuance of common Stock for services rendered	$132,392	$497,220

Issuance of common stock in acquisition of intangible assets	$-	$148,635

Issuance of common stock in satisfaction of officer’s compensation	$-	$54,340

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2020 and 2019

NOTE 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. The Company is in the process of dissolving Prosperity. The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company’s durable equipment products, such as sam® units with CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and DuramedNJ LLC (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February1, 2019. The Company’s wholly owned subsidiary, Radical Tactical LLC (“Radical Tactical”), formed May 11, 2019, provides the marketplace with millennium targeted product lines such as vapes, gums, and kratom. The Company’s hemp aggregation business is run through NY Hemp Depot LLC (the “Hemp Depot”), which was formed on or around July 11, 2019. The Company’s hemp farming business is run through Green Grow Farms, Inc. (“Green Grow Farms”), which was formed in August, 2019.

Effective December 27, 2010, WRAP effected a 10-for-1 forward stock split of its common stock. Effective June 4, 2013, WRAP effected a 1-for-10 reverse stock split of its common stock. Effective March 6, 2020 Can B̅ Corp effected a 300:1 reverse stock split of its common stock.

On May 15, 2017, WRAP changed its name to Canbiola, Inc. On March 6, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (the “Company”, “we”, “us”, “our”, “CANB”, “Can B̅” or “Registrant”).

Can B̅ specializes in the production and sale of a variety of hemp-derived cannabidiol (“CBD”) products such as oils, creams, moisturizers, isolate, gel caps, spa products, and concentrates. Can B̅ is developing its own line of proprietary products as well as seeking synergistic value through acquisitions in the hemp industry. Can B̅ aims to be the premier provider of the highest quality hemp CBD products on the market through sourcing the very best raw material and developing a variety of products we believe will improve people’s lives in a variety of areas.

The Company also owns document management and email marketing platforms which it is seeking to sell or repurpose.

For the periods presented, the assets, liabilities, revenues, and expenses are those of CANB. Prosperity, Radical Tactical and NY Hemp Depot had no activity for the periods presented. Financial information for PHP, Duramed and Green Grow Farms in the periods have been consolidated with the Company’s financials.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of March 31, 2020, the Company had cash and cash equivalents of $52,274 and a working capital of $2,066,494. For the periods ended March 31, 2020 and 2019, the Company had net loss of $1,134,107 and $1,172,514, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of CANB and its wholly-owned subsidiaries, Pure Health Products, Duramed, Prosperity Radical Tactical and Green Grow Farms. All intercompany balances and transactions have been eliminated in consolidation.

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

(e) Accounts receivable

Accounts receivable are presented in the balance sheet net of the allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial stability of its customers. Bad debt expense was $110,936 and $0 for the periods ended March 31, 2020 and 2019.

(f) Inventory

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method.

(g) Prepaid expenses

Prepaid expenses include stock-based officer, employee and consulting compensation of $2,125,587 and $2,299,435 at March 31, 2020 and 2019, respectively. The Company’s policy is to record stock-based compensation as prepaids and expense over the term of employment and consulting agreements.

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

(j) Marketable Securities

Marketable securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investments in 1,000,000 shares of Iconic Brands, Inc. as trading securities.

(k) Goodwill

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

(l) Long-lived Assets

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

(m) Revenue Recognition

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

(n) Cost of Product Sales

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

(o) Stock-Based Compensation

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

(p) Advertising

Advertising costs are expensed as incurred and amounted to $118,830 and $26,388 for the periods ended March 31, 2020 and 2019, respectively.

(q) Research and Development

Research and development costs are expensed as incurred. In the period ended March 31, 2020 and 2019, the Company spent $25,000 and $17,500 in research and development which was expenses as spent, respectively.

(r) Income Taxes

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

(s) Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the periods presented, the diluted net loss per share calculation excluded the effect of Series B preferred stocks and stock options outstanding (see Notes 10, 11 and 12).

(t) Recent Accounting Pronouncements

In 2016, the FASB issued ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees will be required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. Effective January 1, 2019, we adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standards using a modified retrospective transition approach at the date of adoption. As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods subject to this new accounting guidance. Upon adoption we recorded a $100,681 right-of-use asset related to our one operating lease (see Note 15) and a $90,591 lease liability.

(u) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

(v) Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net income.

NOTE 4 – Inventories

Inventories consist of:

	March 31, 2020	December 31, 2019
Raw materials	$359,091	$708,239

Finished goods	10,081	76,258
Total	$369,172	$784,497

NOTE 5 – Notes Receivable

Notes receivable consist of:

	March 31, 2020	December 31, 2019
Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	$19,389	$19,389

Note receivable dated February 8,2019 from an employee, weekly installments of $1,200 with interest at 8% per annum.	2,898	4,879

Note receivable dated March 3, 2020 from an employee, weekly installments of $125 with interest at 0% per annum.	1,500	-

Total	23,787	24,268

Current portion of notes receivable	(23,787)	(24,268)
Noncurrent portion of notes receivable	$-	$-

NOTE 6 – Property and Equipment, Net

Property and Equipment, net, consist of:

	March 31,	December 31,
	2020	2019

Furniture & Fixtures	$21,724	$19,018

Office Equipment	12,378	12,378

Manufacturing Equipment	360,137	355,016

Medical Equipment	783,782	783,782

Leasehold Improvements	26,902	21,603

Total	1,204,923	1,191,797

Accumulated depreciation	(147,179)	(116,555)

Net	$1,057,744	$1,075,242

NOTE 7 – Intangible Assets, Net

Intangible assets, net, consist of:

	March 31,	December 31,
	2020	2019

Video conferencing software acquired by Prosperity in December 2009	$30,000	$30,000

Enterprise and audit software acquired by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Hemp license and technology	1,000,000	1,000,000

CBD technology	198,655	198,655

Other	3,548	3,548

Total	1,259,083	1,259,083

Accumulated amortization and Impairment	(332,487)	(202,521)

Net	$926,596	$1,056,562

The CBD related technology were purchased from Hudilab, Inc. (“HUDI”) and Seven Chakras, LLC (“Seven Chakras”) during the three months ended March 31, 2019. On January 14, 2019, the Company and PHP (collectively, the “buyer”) entered into a License and Acquisition Agreement (the “LAA”) with HUDI. Pursuant to the LAA, HUDI will sell the technology owned by it to the buyer in exchange for 7,500,000 (prior to 300:1 reverse split) shares of CANB common stock. On January 14, 2019, the shares were issued to the owner of HUDI and valued at $131,625. On January 31, 2019, PHP entered into an Asset Purchase Agreement (the “Chakras Agreement”) with Seven Chakras. Pursuant to the Chakras Agreement, PHP purchased the rights and title to (i) Seven Chakras’ proprietary formulas, methods, trade secrets, and know-how related to the production of Seven Chakras’ products containing cannabidiol (CBD), (ii) Seven Chakras’ tradename, domain name, and social media sites, and (iii) other assets of Seven Chakras including but not limited to raw materials, equipment, packaging and labeling materials, mailing lists, and marketing materials. On February 20, 2019, the Company issued 1,000,000 (prior to 300:1 reverse split) shares of CANB common stock valued at $17,030 to owners of Seven Chakras as additional consideration, along with the $50,000 cash payments, pursuant to the Chakras Agreement.

The hemp related license and technology purchased from Shi Farms during the three months ended September 30, 2019. Hemp Depot has been amalgamated with Green Grow Farms, also a NY State Hemp License holder and intends to contract with farmers in New York to grow hemp under a controlled program of specific strains, cultured feminized seeds, proven technology, and access to processing for their crop.  NY Hemp Depot under Green Grow Farms Inc. direction will amalgamate the cultivated off-take from the farmers, combine and fill “super-sacks” for shipping to a processing facility to produce high-grade isolate or distillate for use in Can B̅’s manufacturing facility in Lacey WA.

The other intangible assets relate to the document management and email marketing divisions. Since December 31, 2017, the Company do not expect any future positive cash flow from these divisions. Accordingly, the net carrying value of these intangible assets was reduced to $0.

NOTE 8 – Marketable Securities

Marketable securities consist of:
	March 31, 2020	December 31, 2019
Marketable securities, at cost	$600,000	$-
Unrealized losses	(7,500)	-

Total marketable securities at fair value	$592,500	$-

NOTE 9 – Notes and Loans Payable

Notes and loans payable consist of:

	March 31, 2020	December 31, 2019
Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	$5,000	$5,000

Note payable to FirstFire Global Opportunities Fund, LLC, net of original issue discount of $88,822, due September 1, 2020.	550,000	-

Loan payable to Pasquale Ferro, interest at 12% per annum, due December 2020.	153,000	30,000
Total Notes and Loans Payable	708,000	35,000
Less: Unamortized Finance Cost	(88,822)	-
Total Notes and Loans Payable - Net	619,178	35,000
Less: Current Portion	(619,178)	(35,000)
Long-term Portion	$-	$-

NOTE 10 – Preferred Stock

Each share of Series A Preferred Stock is convertible into 33,334 shares of CANB common stock and is entitled to 66,666 votes.

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

On January 28, 2019, the Company issued 33,333 shares of CANB common stock to a consultant of the Company in exchange for the retirement of 1 share of CANB Series A Preferred Stock.

From February 21, 2019 to March 12, 2019, the Company issued aggregately 67,405 shares of CANB common stock to RedDiamond in exchange for the retirement of 157,105 shares of CANB Series B Preferred Stock.

On May 28, 2019, the Company issued 3 shares of CANB Series A Preferred Stock to Stanley L. Teeple pursuant to the employment agreement with him. The fair value of the issuance totaled at $1,203,000 and will be amortized over the vesting period of four years.

On April 26, 2019, the Company issued 6,436 shares of CANB common stock to RedDiamond in exchange for the retirement of 15,000 shares of CANB Series B Preferred Stock.

On May 1, 2019, the Company issued 8,581 shares of CANB common stock to RedDiamond in exchange for the retirement of 20,000 shares of CANB Series B Preferred Stock.

On May 9, 2019, the Company issued 23,710 shares of CANB common stock to RedDiamond in exchange for the retirement of 55,263 shares of CANB Series B Preferred Stock.

On June 7, 2019, the Company issued 10,726 shares of CANB common stock to RedDiamond in exchange for the retirement of 25,000 shares of CANB Series B Preferred Stock.

On August 13, 2019, the Company issued 97,607 shares of CANB common stock to RedDiamond in exchange for the retirement of 227,590 shares of CANB Series B Preferred Stock.

On December 16, 2019, the Company issued 35,666 shares of CANB common stock to RedDiamond as agreed for the early retirement of CANB Series B Preferred Stock converted in August 2019.

NOTE 11 – Common Stock

From January 4, 2019 to March 27, 2019, the Company issued aggregately 138,107 shares of CANB common stock to multiple investors pursuant to relative Stock Purchase Agreements dated on various dates, in exchange for total proceeds of $1,196,100.

On January 14, 2019, the Company issued 25,000 shares of CANB common stock to Hudilab, Inc. (“HUDI”), pursuant to a License and Acquisition Agreement for purchase of the technology owned by HUDI.

From January 18, 2019 to March 17, 2019, the Company issued aggregately 82,000 shares of CANB common stock to multiple consultants for services rendered.

From January 19, 2019 to March 27, 2019, the Company issued aggregately 3,893 shares of CANB common stock to employee and officers of the Company pursuant to employee agreement and in satisfaction of accrued compensation for the quarter ended March 31, 2019.

On February 5, 2019, the Company issued 6,667 shares to the owner of TZ Wholesale LLC, pursuant to a Memorandum of Understanding (the “MOU”) dated November 9, 2018.

On February 20, 2019, the Company issued 3,333 shares of CANB common stock to owners of Seven Chakras pursuant to the Chakras Agreement dated January 31, 2019.

From April 1, 2019 through June 30, 2019 the Company issued an aggregate of 51,706 shares of CANB Common Stock to multiple consultants for services rendered.

From April 1, 2019 through June 30, 2019, the Company issued an aggregate of 13,916 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From April 1, 2019 through June 30, 2019, the Company issued an aggregate of 4,615 shares of Common Stock under the terms of executive employment agreements.

From April 1, 2019 through June 30, 2019, the Company issued an aggregate of 86,207 shares of CANB shares under the terms of the Stock Purchase Agreements for total proceeds of $750,000.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 18,061 shares of CANB Common Stock to multiple consultants for services rendered.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 18,333 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 16,000 shares of Common Stock under the terms of executive employment agreements.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 155,241 shares of CANB shares under the terms of the Stock Purchase Agreements for total proceeds of $1,350,600.

From July 1, 2019 through September 30, 2019, the Company issued an aggregate of 40,247 shares of CANB shares under the terms of the Joint Venture Agreement.

From October 1, 2019 through December 31, 2019, the Company issued an aggregate of 122,258 shares of CANB Common Stock to multiple consultants for services rendered.

From October 1, 2019 through December 31, 2019, the Company issued an aggregate of 14,167 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From October 1, 2019 through December 31, 2019, the Company issued an aggregate of 5,000 shares of Common Stock under the terms of executive employment agreements.

From October 1, 2019 through December 31, 2019, the Company issued an aggregate of 125,000 shares of CANB Common Stock under the terms of an inventory purchase agreement for total proceeds of $487,500.

From January 1, 2020 through March 31, 2020, the Company issued an aggregate of 27,500 shares of CANB Common Stock to multiple consultants for services rendered.

From January 1, 2020 through March 31, 2020, the company issued an aggregate of 31,335 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From January 1, 2020 through March 31, 2020, the Company issued an aggregate of 20,000 shares of CANB Common Stock to First Fire Global Opportunities Fund, LLC for a commitment fee pursuant to a junior convertible promissory note purchase agreement.

From January 1, 2020 through March 31, 2020, the Company issued an aggregate of 99,508 shares of CANB Common Stock to FirstFire Global Opportunities Fund, LLC for returnable shares pursuant to a junior convertible promissory note purchase agreement.

NOTE 12 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2019	20,167	7,492	27,659
Granted in 2019	56,667	-	56,667
Cancelled in 2019	(167)	-	(167)
Exercised in 2019	-	-	-

Balance, December 31, 2019	76,667	7,492	84,159
Granted in Q1 2020	-	-	-
Cancelled in Q1 2020	-	-	-
Exercised in Q1 2020	-	-	-

Balance, March 31, 2020	76,667	7,492	84,159

Issued and outstanding stock options as of March 31, 2020 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2018	20,000	$0.3	2023
2019	56,667	$0.3	2022
	76,667

On June 11, 2018, the Company granted 10,000 (as adjusted for the 300:1 reverse split in March 2020) options of CANB common stock to Carl Dilley, a former director of the Company, in exchange for the retirement of a total of 10,000 shares of CANB common stock from Carl Dilley. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.001 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire June 11, 2023. The value of the Stock Options ($84,000) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $8.40 share price, (ii) 5 years term, (iii) 262.00% expected volatility, (iv) 2.80% risk free interest rate and the difference between this value and the fair value of retired shares was expensed in the quarterly period ended June 30, 2018.

On October 21, 2018, the Company granted 10,000 (as adjusted for the 300:1 reverse split in March 2020) options of CANB common stock to Stanley L. Teeple, an officer and Director of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.001 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire October 1, 2023. The values of the Stock Options ($118,200) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $11.82 share price, (ii) 5 years term, (iii) 221.96% expected volatility, (iv) 3.05% risk free interest rate and the fair value of options was expensed in the quarterly period ended December 31, 2018

On September 9, 2019, the Company granted 26,667 (as adjusted for the 300:1 reverse split in March 2020) options of CANB common stock to Johnny Mack, a former officer of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.001 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire September 9, 2022. The values of the Stock Options ($192,000) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $7.20 share price, (ii) 3 years term, (iii) 242% expected volatility, (iv) 1.46% risk free interest rate and the fair value of options was expensed in the quarterly period ended September 30, 2019.

On October 15, 2019, the Company granted 10,000 (as adjusted for the 300:1 reverse split in March 2020) options of CANB common stock each to Frederick Alger Boyer, Jr., Ronald A. Silver and James F. Murphy, directors of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.001 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire October 15, 2022. The values of the Stock Options ($63,000 each) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $6.30 share price, (ii) 3 years term, (iii) 242% expected volatility, (iv) 1.60% risk free interest rate and the fair value of options was expensed in the quarterly period ended December 31, 2019.

Issued and outstanding warrants as of March 31, 2020 consist of:

Year	Number Outstanding	Exercise		Year of
Granted	And Exercisable	Price		Expiration

2010	825	$300		2020
2018	6,667	$13.034	(a)	2023

Total	7,492

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

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% to pretax income (loss) as follows:

	Three Month March 31,
	2020	2019

Expected income tax (benefit) at 21%	$(238,162)	$(246,228)

Non-deductible stock-based compensation	27,802	173,921

Unrealized loss on investment	1,575

Increase in deferred income tax assets valuation allowance	208,785	72,307

Provision for (benefit from) income taxes	$-	$-

Deferred income tax assets consist of:

	March 31	December 31,
	2020	2019

Net operating loss carryforward	1,508,953	1,300,168

Valuation allowance	(1,508,953)	(1,300,168)

Net	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,508,953 attributable to the future utilization of the $7,185,488 net operating loss carryforward as of March 31, 2020 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at March 31, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037, 2038, 2039 and 2040 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $381,638, $499,288, $716,858, $1,503,282, and $994,215, respectively.

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

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets. There were no interest or penalties paid during 2020 and 2019.

NOTE 14 – Segment Information

The Company has one reportable segment: Durable Equipment Products.

The accounting policies of the segment described above are the same as those described in Summary of Significant Accounting Policies in Note 3. The Company evaluates the performance of the Durable Equipment Products segment based on income (loss) before income taxes, which includes interest income.

Durable Equipment Products
Three months ended March 31, 2020
Revenue from external customers	443,742
Revenue from other segments	-
Segment profit	259,489
Segment assets	2,259,478

Twelve months ended December 31, 2019
Revenue from external customers	1,436,403
Revenue from other segments	-
Segment profit	809,631
Segment assets	1,994,845

	Three Months Ended March 31, 2020	Twelve Months Ended December 31, 2019

Total profit for reportable segment	$260,341	$810,060
Other income (expense) - net	(852)	(429)

Income before income taxes	$259,489	$809,631

NOTE 15 – Commitments and Contingencies

Employment Agreements

On October 3, 2017, the Company executed an Executive Employment Agreement with Marco Alfonsi (“Alfonsi”) for Alfonsi to serve as the Company’s chief executive officer and interim chief financial officer and secretary for cash compensation of $10,000 per month. Pursuant to the agreement, the Company issued a share of CANB Series A Preferred Stock to Alfonsi on October 4, 2017. Alfonsi may terminate his employment upon 30 days written notice to the Company. The Company may terminate Alfonsi’s employment upon written notice to Alfonsi by a vote of the Board of Directors. At October 21, 2018, this former agreement was terminated due to the execution of a new Employment Agreement with Marco Alfonsi for Alfonsi to serve as the Company’s chief executive officer and chairman of the board for cash compensation of $15,000 per month. Pursuant to the new agreement, three of the eight previously issued shares of CANB Series A Preferred Stock were returned to the Company and converted into 30,000,000 common shares. Alfonsi may terminate his employment upon 30 days written notice to the Company. The new agreement has an initial term of four years and can be terminated upon the resignation or death of Mr. Alfonsi, and also can be terminated by the Company due to the failure or neglect of Mr. Alfonsi to perform his duties, or due to the misconduct of Mr. Alfonsi in connection with the performance.

On February 12, 2018, the Company executed an Executive Service Agreement (“Posel Agreement”) with David Posel. The Posel Agreement provides that Mr. Posel services as the Company’s Chief Operating Officer for a term of 4 years. The Posel Agreement also provides for compensation to Mr. Posel of $5,000 cash per month and the issuance of 1 share of Series A Preferred Stock at the inception of the Posel Agreement. The Posel Agreement can be terminated upon the resignation or death of Mr. Posel, and also can be terminated by the Company due to the failure or neglect of Mr. Posel to perform his duties, or due to the misconduct of Mr. Posel in connection with the performance. On February 12, 2018, 1 share of CANB Series A Preferred Stock were issued to Mr. Posel. Since execution of the Posel Agreement, Mr. Posel has been re-assigned to COO for Pure Health Products, the Company’s subsidiary.

On February 16, 2018, the Company executed an Executive Service Agreement (“Holtmeyer Agreement”) with Andrew W. Holtmeyer. The Holtmeyer Agreement provides that Mr. Holtmeyer serves as the Company’s Executive Vice President Business for a term of 3 years. The Holtmeyer Agreement also provides for compensation to Mr. Holtmeyer of $10,000 cash per month and the issuance of 3, 2 and 1 share of Series A Preferred Stock at the beginning of each year. The Holtmeyer Agreement can be terminated upon the resignation or death of Mr. Holtmeyer, and also can be terminated by the Company due to the failure or neglect of Mr. Holtmeyer to perform his duties, or due to the misconduct of Mr. Holtmeyer in connection with the performance. At December 29, 2018, this Holtmeyer Agreement was terminated due to the execution of a new Employment Agreement with Andrew W Holtmeyer. The second agreement provides that Mr. Holtmeyer serves as the Company’s Executive Vice President Business for a term of 4 years. The second agreement also provides for compensation to Mr. Holtmeyer of $15,000 cash per month and the issuance of 245,789 shares of common stock (prior to 300:1 reverse stock split) upon signing of the agreement.

On October 15, 2018, the Company executed an Employment Agreement (“Teeple Agreement”) with Stanley L. Teeple. The Teeple Agreement provides that Mr. Teeple services as the Company’s Chief Financial Officer and Secretary for a term of 4 years. The Teeple Agreement also provides for compensation to Mr. Teeple of $15,000 cash per month and the issuance of 1 share of Series A Preferred Stock proportionately vesting over four years beginning December 31, 2018 upon execution of the Teeple Agreement. The Teeple Agreement can be terminated upon the resignation or death of Mr. Teeple, and also can be terminated by the Company due to the failure or neglect of Mr. Teeple to perform his duties, or due to the misconduct of Mr. Teeple in connection with the performance. In May 2019 Mr. Teeple was granted an additional 3 shares of Series A Preferred.

On December 28, 2018, the Company executed an Employment Agreement (“Ferro Agreement”) with Pasquale Ferro for Mr. Ferro to serve as Pure Health Products’ president for cash compensation of $15,000 per month and the total issuance of 5 share of Series A Preferred Stock proportionately vesting at the beginning of each year for a term of 4 years. Mr. Ferro may terminate his employment upon 30 days written notice to the Company. The Ferro Agreement has an initial term of four years and can be terminated upon the resignation or death of Mr. Ferro, and also can be terminated by the Company due to the failure or neglect of Mr. Ferro to perform his duties, or due to the misconduct of Mr. Ferro in connection with the performance.

Effective September 6, 2019 (the “Effective Date”), Can B̅ Corp. (the “Company” or “CANB”) approved the appointment of Johnny J. Mack (“Mack”) as its President and Chief Operating Officer. Mack had been serving as the Company’s interim COO. The Company and Mack have entered into a new Employee Services Agreement (the “Mack Agreement”) to memorialize the terms of the foregoing. In consideration for Mack’s services, Mack would (i) receive a base salary of $15,000 per month, subject to increase after each yearly anniversary of the Agreement, (ii) be eligible to receive annual cash or stock bonuses, (iii) be entitled to four weeks’ vacation time and five paid days for illness in accordance with the Company’s policies, and (iv) receive a total of 32,000,000 options (“Mack Options”) to purchase shares of the Company’s common stock, with 8,000,000 Mack Options vesting on the effective date and additional tranches of 8,000,000 Mack Options vesting on each of the first, second, and third anniversaries of the Effective Date, assuming Mack’s continued employment. Each Option is exercisable at a price of $0.001 per share (prior to 300:1 reverse stock split). The Company also agreed to hold harmless and indemnify Mack as authorized or permitted by law and the Company’s governing documents, as the same may be amended from time to time, except for acts constituting negligence or willful misconduct by Mack. The Company agreed to pay Mack a severance in the event the Mack Agreement is terminated by the Company without cause or by Mack for “good reason” or by reason of Mack’s death or disability. On October 4, 2019 Mack resigned from all of his officer and director positions and the Company settled his termination for payment of all accrued expenses, payout of all accrued time and base compensation of $13,315 and retention of his already earned 8 million options. Mr. Mack has left the Company.

In addition, on October 10th, 2019 the Company appointed Philip Scala as its interim COO. Mr. Scala has acted as founder and CEO of Pathfinder Consultants International, Inc. (“Pathfinder”) since 2008. Pathfinder offers unique expertise and delivers the information you need to make informed decisions, whether in times of crisis or in the course of simply running your business. Prior to forming Pathfinder, Mr. Scala served the United States both as a Commissioned Officer in the US Army for five years followed by his 29 years of service with the FBI. Mr. Scala received his bachelor’s degree and Master of Business Administration in accounting from St. John’s University, he also earned a Master of Arts degree in Psychology from New York University. The Company has entered into an employment agreement with Mr. Scala. Pursuant to the agreement, Mr. Scala will receive a base salary of $2,500 per month. He will be entitled to incentive bonuses and pay increases in accordance with the Company’s normal policies and procedures. Mr. Scala will also receive options to buy 500,000 common shares of the Company at a price of $0.001 (prior to 300:1 reverse stock split) for a period of three years. The initial term of the agreement is for 90 days. The agreement renews for additional 90-day periods unless terminated by either party. The agreement otherwise contains standard covenants and conditions.

Consulting Agreements

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

On December 8, 2019, the Company executed a Consulting Agreement with Seacore Capital, Inc. (“Seacore”) for Seacore to serve as the Company’s consultant for stock compensation of a total of 8,333 restricted shares each quarter from 4th quarter 2019 through 3rd quarter 2020. The shares shall not have registration rights, and the shares may be sold subject to Rule 144.

Lease Agreements

On December 1, 2014, Prosperity entered into a lease agreement with KLAM, Inc. for office space in Hicksville, New York for an initial term of one year commencing December 1, 2014. The lease provides for monthly rentals of $2,500 and provides Prosperity an option to renew the lease after the initial term. The Company continued to occupy this space after November 30, 2015 under a month to month arrangement at $2,500 per month. This lease was terminated in January 2019.

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

The Company leases office space in numerous medical facilities under month-to-month agreements.

Rent expense for the period ended March 31, 2020 and 2019 was $92,606 and $11,860, respectively.

At March 31, 2020, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2020	$34,492
Year ended December 31, 2021	47,055
Year ended December 31, 2022	15,685

Total	$97,232

The lease liability of $88,119 at March 31, 2020 as presented in the Consolidated Balance Sheet represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of 97,232 at March 31, 2020.

Major Customers

For the three months ended March 31, 2020, there were no customers that accounted for more than 10% of total revenues.

For the three months ended March 31, 2020, there were no customer accounted for more than 10% of total revenues.

NOTE 16 – Related Party Transactions

LI Accounting Associates, LLC (LIA), an entity controlled by a relative of the Managing Member PHP, is a vendor of CANB. At March 31, 2020, CANB has an account payable due to LIA totaling $11,700. For the three months ended March 31, 2020, CANB had expenses to LIA of $32,700.

During the three months ended March 31, 2020, we had products and service sales to related parties totaling $0.

NOTE 17 – Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through May 20, 2020, the date on which these consolidated financial statements were available to be issued. There were material subsequent events that required recognition or additional disclosure in these consolidated financial statements as follows:

On April 21, 2020, the Company signed a Secured Convertible Promissory Note with Labrys Fund LP for a principal amount of $225,000. The 6-month note carries 12% annual interest, a 10% OID, and has conversion rights at the lesser of $6 or 80% of the closing stock price per share at the time of conversion and is more fully disclosed in a recently filed Form 8K.

On April 24. 2020, the Company was granted a loan from Investors Bank in the amount of approximately $193,250 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses.

The loan and accrued interest are forgivable after eight weeks as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

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

Results of Operations

Three months ended March 31, 2020 compared with three months ended March 31, 2019.

Revenues increased $52,547 from $517,160 in 2019 to $569,707 in 2020. The increase was due to the growth of CBD product and durable equipment sales.

Cost of product sales decreased $141,004 from $262,553 in 2019 to $121,549 in 2020 due to the growth of product sales and outreach into additional market segments such as wholesale and private label opportunities.

Officers and director’s compensation and payroll taxes increased $193,123 from $445,550 in 2019 to $638,673 in 2020. The 2019 expense amount ($445,550) includes additional stock-based compensation of ($262,420) pursuant to their respective employment agreements and related payroll taxes ($8,637). The 2020 expense amount ($638,673) includes additional stock-based compensation of ($290,523) pursuant to their respective employment agreements and related payroll taxes ($27,193).

Consulting fees decreased $447,343 from $663,751 in 2019 to $216,408 in 2020. The 2019 expense amount ($663,751) includes stock-based compensation of $567,776, resulting from stock issued for the service of consultants. The 2020 expense amount ($216,408) includes stock-based compensation of $171,352, resulting from stock issued for the service of consultants.

Advertising expense increased $92,422 from $26,388 in 2019 to $118,830 in 2020.

Hosting expense increased $5,893 from $450 in 2019 to $6,343 in 2020.

Rent expense increased $80,746 from $11,860 in 2019 to $92,606 in 2020.

Professional fees increased $152,342 from $37,836 in 2019 to $190,178 in 2020.

Depreciation of property and equipment increased $1,330 from $2,765 in 20198 to $4,095 in 2020.

Amortization of intangible assets increased $127,772 from $2,194 in 2019 to $129,966 in 2020.

Reimbursed expenses decreased $7,013 from $27,302 in 2019 to $20,289 in 2020.

Other operating expenses decreased $65,816 from $208,579 in 2019 to $142,763 in 2020.

Net loss decreased $38,407 from $1,172,514 in 2019 to $1,134,107 in 2020. The decrease was due to the $133,476 increase in total operating expenses offset by the $20,718 increase in other expense – net, the $950 increase in provision for income taxes and the $193,551 increase in gross profit.

Liquidity and Capital Resources

At March 31, 2020, the Company had cash and cash equivalents of $52,274 and a working capital of $2,066,494. Cash and cash equivalents increased $5,734 from $46,540 at December 31, 2019 to $52,274 at March 31, 2020. For the three months ended March 31, 2020, $623,000 was provided by financing activities, $4,621 was used in operating activities, and $612,645 was used in investing activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

Trend Information

The novel coronavirus disease of 2019 (“COVID-19”) outbreak has affected the Company’s operations as set forth below. The full impact of the COVID-19 outbreak continues to evolve. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2020, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period March 31, 2020 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q. However, the Company has been directly impacted and has experienced moderate interruption during this challenging COVID-19 pandemic. In accordance with applicable federal and state guidelines, the Company has implemented and prioritized strict social distancing measures, good manufacturing practices, proper sanitization measures, and new manufacturing guidelines. Although several Company customers have experienced business shutdowns during the last few weeks, this has not dramatically impacted our online ordering and/or initiating new direct shipment orders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the three months ended March 31, 2020 follows:

From January 1, 2020 through March 31, 2020, the company issued an aggregate of 27,500 shares of CANB Common Stock to multiple consultants for services rendered.

From January 1, 2020 through March 31, 2020, the company issued an aggregate of 31,335 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From January 1, 2020 through March 31, 2020, the company issued an aggregate of 20,000 shares of CANB Common Stock to FirstFire Global Opportunities Fund, LLC for a commitment fee pursuant to a junior convertible promissory note purchase agreement.

From January 1, 2020 through March 31, 2020, the company issued an aggregate of 99,508 shares of CANB Common Stock to FirstFire Global Opportunities Fund, LLC for returnable shares pursuant to a junior convertible promissory note purchase agreement.

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

* filed with the Form 10-K Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAN B̅ CORP.

Date: May 20, 2020	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: May 20, 2020	By:	/s/ Stanley L. Teeple
Stanley L. Teeple, Chief Financial Officer

