Form 10-Q
period 2020-06-30
Can B Corp
filed 2020-08-19
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging Growth Company	[ ]
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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 14, 2020 was 3,840,053 shares.

Can B Corp

FORM 10-Q

June 30, 2020

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Can B̅ Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited) June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$390,201	$46,540
Accounts receivable, less allowance for doubtful accounts of $385,468 and $0, respectively	1,496,836	1,251,609
Inventory	373,833	784,497
Note Receivable	23,787	24,268
Deposit - current	312,655	-
Prepaid expenses - current	1,259,604	1,279,901
Total current assets	3,856,916	3,386,815

Property and equipment, at cost less accumulated depreciation of $178,065 and $116,555, respectively	1,030,519	1,075,242

Other assets:
Deposit - noncurrent	21,287	21,287
Prepaid expenses - noncurrent	591,819	1,179,929
Other receivable – noncurrent	23,581	58,206
Intangible assets, net of accumulated amortization of $479,679 and $202,521, respectively	980,591	1,056,562
Investment in Marketable Securities	550,000	-
Goodwill	55,849	55,849
Right-of-Use Asset, net of amortization of $25,208 and $6,280, respectively	78,052	96,980
Total other assets	2,301,179	2,468,813

Total assets	$7,188,614	$6,930,870

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	377,307	226,467
Accrued officers’ compensation	240,410	144,363
Other accrued expenses payable	28,886	61,557
Notes and loans payable	1,164,138	35,000
Current portion of lease liability	40,941	38,281
Total current liabilities	1,851,682	505,668

Long-term liabilities:
Non-current portion of lease liability	37,786	58,998
Notes and loans payable	354,840	-
Total long-term liabilities	392,626	58,998

Total liabilities	2,244,308	564,666

Commitments and contingencies (Notes 15)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value:
authorized 20 shares, issued and outstanding 20 shares, respectively	5,539,174	5,539,174
Common stock, no par value; authorized 1,500,000,000 shares, issued and outstanding 3,421,338 and 2,680,937 shares, respectively	24,056,211	23,113,077
Additional Paid-in capital	872,976	872,976
Additional Paid-in capital – Stock Options (Note 12)	202,200	202,200
Accumulated deficit	(25,726,255)	(23,361,223)
Total stockholders’ equity	4,944,306	6,366,204

Total liabilities and stockholders’ equity	$7,188,614	$6,930,870

See notes to consolidated financial statements.

Can B̅ Corp and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Revenues
Product Sales	$774,091	$1,147,139	$204,684	$631,779
Service Revenue	700	3,600	400	1,800
Total Revenues	774,791	1,150,739	205,084	633,579
Cost of product sales	169,594	561,757	48,045	299,204
Gross Profit	605,197	588,982	157,039	334,375

Operating costs and expenses:
Officers and director’s compensation (including stock-based compensation of $622,671, $834,230, $30,000 and $336,882, respectively)	1,020,755	1,274,688	382,082	829,138
Consulting fees (including stock-based compensation of $353,116, $953,914, $181,764 and $388,138, respectively)	423,022	1,091,086	206,614	427,335
Advertising expense	260,035	153,762	141,205	127,374
Hosting expense	12,136	7,917	5,793	7,467
Rent expense	121,652	12,344	29,046	484
Professional fees	325,136	112,016	134,958	74,180
Depreciation of property and equipment	8,103	14,297	4,008	11,532
Amortization of intangible assets	277,158	7,160	147,192	4,966
Reimbursed Expenses	40,963	62,776	20,674	35,474
Other	347,703	460,293	204,940	251,714

Total operating expenses	2,836,663	3,196,339	1,276,512	1,769,664

Loss from operations	(2,231,466)	(2,607,357)	(1,119,473)	(1,435,289)

Other income (expense):
Interest income	441	317	221	317
Interest expense (including amortized finance cost of $69,645 $0, $58,967 and $0, respectively)	(82,782)	(2,965)	(68,898)	(2,519)

Other income (expense) - net	(82,341)	(2,648)	(68,677)	(2,202)

Loss before provision for income taxes	(2,313,807)	(2,610,005)	(1,188,150)	(1,437,491)

Provision for income taxes	1,225	-	275	-

Net Loss	$(2,315,032)	$(2,610,005)	$(1,188,425)	$(1,437,491)

Net loss per common share - basic	$(.79)	$(1.47)	$(0.39)	$(0.76)
Net loss per common share - diluted	$(0.64)	$(1.00)	$(0.32)	$(0.60)

Weighted average common shares outstanding –
Basic	2,947,930	1,776,620	3,079,235	1,880,137
Diluted	3,614,610	2,603,610	3,745,915	2,384,289

See notes to consolidated financial statements.

4

Can B̅ Corp and Subsidiary

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Net Loss	$(2,315,032)	$(2,610,005)	$(1,188,425)	$(1,437,491)
Other comprehensive loss:
Unrealized loss on marketable securities	(50,000)	-	(42,500)	-

Comprehensive Loss	$(2,365,032	$(2,610,005)	$(1,230,925)	$(1,437,491)

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency (Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock, no		Additional
	, no par value		, $0.001 par value		, $0.001 par value		par value		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Six Months Ended June 30, 2020
Balance, January 1, 2020	20	$5,539,174	-	$-	-	$-	2,680,937	$23,113,077	$1,075,176	($23,361,223)	$6,366,204

Issuance of common stock in
2020 for services rendered							190,888	315,615			315,615

Issuance of common stock in
2020 for 300:1 reverse stock split rounding							2,460	-			-

Issuance of common stock in 2020 pursuant to First Fire
note agreement							119,508	295,780		,	295,780

Issuance of common stock in 2020 pursuant to Labrys Fund Equities note agreement							142,545	80,182			80,182

Issuance of common stock in 2020 pursuant to Eagle Equities
note agreement							20,000	8,745			8,745

Issuance of common stock in 2020 for acquisition of intangible assets							235,000	201,187			201,187

Issuance of common stock in
2020 for compensation							30,000	41,625			41,625

Net Loss										(2,315,032)	((2,315,032)

Other comprehensive loss										(50,000)	(50,000)

Balance, June 30, 2020	20	$5,539,174	-	$-	-	$-	3,421,338	$24,056,211	$1,075,176	($25,726,255)	$4,944,306

Six Months Ended June 30, 2019

Balance, January 1, 2019	18	$4,557,424	499,958	$479	-	$-	1,468,554	$16,624,557	$1,075,176	($18,786,753)	$3,488,883

Issuance of common stock for retirement of Series A
Preferred Stock	(1)	(10,500)					33,333	10,500			-

Issuance of common stock for retirement of Series B Preferred Stock			(157,105)	(157)			67,405	157

Sale of common stock in Q1 & Q2 2019							224,314	1,946,100			1,946,100
											-
Issuance of common stock in 2019 for acquisition of
technology							28,333	148,655			148,655

Issuance of common stock in 2019 for satisfaction of accrued
salaries							2,227	54,340			54,340

Issuance of common stock in
2019 for compensation and services rendered							159,737	1,156,944			1,156,944

Issuance of Series A Preferred stock pursuant to employment agreement	3	992,250									992,250

Net loss										(2,610,005)	(2,610,005)

Balance, June 30, 2019	20	$5,539,174	342,853	$322	-	$-	1,983,903	$19,941,253	$1,075,176	($21,378,758)	$6,366,204

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net loss	$(2,315,032)	$(2,610,005)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation, net of prepaid stock- based consulting fees	975,787	1,788,144
Depreciation of property and equipment-General	8,103	14,296
Depreciation of property and equipment-COGS	53,407	24,973
Amortization of intangible assets	277,158	7,160
Amortization of original-issue-discount	69,645	-
Bad debt expense	131,985	-
Changes in operating assets and liabilities:
Accounts receivable	(377,212)	(549,388)
Inventory	410,664	(750)
Prepaid expenses	(10,140)	(7,850)
Security deposit	-	28,940
Other receivable	34,625	(20,225)
Right-of-use asset	376	(7,457)
Accounts payable	150,840	18,076
Accrued officer’s compensation	96,047	-
Other accrued expenses payable	(32,671)	(10,601)

Net cash used in operating activities	(526,418)	(1,324,687)

Investing Activities:

Note receivable	481	-
Fixed assets additions	(16,787)	(962,698)
Intangible assets additions	-	(50,000)
Investment in marketable security	(600,000)	-

Net cash used in investing activities	(616,306)	(1,012,698)

Financing Activities:
Proceeds received from notes and loans payable	1,657,840	-
Repayments of notes and loans payable	(70,000)	(3,364)
Note payable finance cost	(101,455)	-
Proceeds from sale of common stock	-	1,946,100

Net cash provided by financing activities	1,486,385	1,942,736

Increase (Decrease) in cash and cash equivalents	343,661	(394,649)

Cash and cash equivalents, beginning of period	46,540	807,747

Cash and cash equivalents, end of period	$390,201	$413,098

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$1,225	$-
Interest paid	$13,137	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in acquisition of note payable (returnable shares)	$312,655	$-

Issuance of common stock in acquisition of note payable (commitment shares)	$72,052	$-

Amortization of prepaid issuance of common Stock for services rendered	$618,547	$497,220

Issuance of common stock in acquisition of intangible assets	$201,187	$148,635

Issuance of common stock in satisfaction of officer’s compensation	$-	$54,340

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiary

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2020 and 2019

NOTE 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. The Company is in the process of dissolving Prosperity. The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company’s durable equipment products, such as sam® units with CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and DuramedNJ LLC (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February1, 2019. The Company’s wholly owned subsidiary, Radical Tactical LLC (“Radical Tactical”), formed May 11, 2019, provides the marketplace with millennium targeted product lines such as vapes, gums, and kratom. The Company’s hemp aggregation business is run through NY Hemp Depot LLC (the “Hemp Depot”), which was formed on or around July 11, 2019. The Company’s hemp farming business is run through Green Grow Farms, Inc. (“Green Grow Farms”), which was acquired in August, 2019.

Effective December 27, 2010, WRAP effected a 10-for-1 forward stock split of its common stock. Effective June 4, 2013, WRAP effected a 1-for-10 reverse stock split of its common stock. Effective March 6, 2020 Can B̅ Corp effected a 300:1 reverse stock split of its common stock.

On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (the “Company”, “we”, “us”, “our”, “CANB”, “Can B̅” or “Registrant”).

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

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of June 30, 2020, the Company had cash and cash equivalents of $390,201 and a working capital of $2,005,234. For the periods ended June 30, 2020 and 2019, the Company had net loss of $2,365,032 and $2,610,005, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(e) Accounts receivable

Accounts receivable are presented in the balance sheet net of the allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial stability of its customers. Bad debt expense was $131,985 and $0 for the periods ended June 30, 2020 and 2019.

(f) Inventory

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method.

(g) Prepaid expenses

Prepaid expenses include stock-based officer, employee and consulting compensation of $1,836,523 and $3,226,390 at June 30, 2020 and 2019, respectively. The Company’s policy is to record stock-based compensation as prepaids and expense over the term of employment and consulting agreements.

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

(p) Advertising

Advertising costs are expensed as incurred and amounted to $260,035 and $153,762 for the periods ended June 30, 2020 and 2019, respectively.

(q) Research and Development

Research and development costs are expensed as incurred. In the period ended June 30, 2020 and 2019, the Company spent $25,000 and $70,000 in research and development which was expenses as spent, respectively.

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

(t) Reverse Stock-Split

On March 2, 2020, the Company filed an amendment to its Articles of Incorporation with the Florida Secretary of State to effect a 300-to-1 reverse stock split of its issued and outstanding, but not authorized, shares of Common Stock, as reported in the Company’s definitive Schedule 14C filed with the Securities and Exchange Commission on December 13, 2019.

All disclosures of common shares and per common share data in the accompanying financial statements and related notes reflect the reverse stock split for all periods presented.

(u) Recent Accounting Pronouncements

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

(v) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

(w) Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net income.

NOTE 4 – Inventories

Inventories consist of:

	June 30, 2020	December 31, 2019
Raw materials	$359,213	$708,239
Finished goods	14,620	76,258

Total	$373,833	$784,497

NOTE 5 – Notes Receivable

Notes receivable consist of:

	June 30, 2020	December 31, 2019
Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	$19,389	$19,389

Note receivable dated February 8, 2019 from an employee, weekly installments of $1,200 with interest at 8% per annum.	2,898	4,879

Note receivable dated March 3, 2020 from an employee, weekly installments of $125 with interest at 0% per annum.	1,500	-

Total	23,787	24,268

Current portion of notes receivable	(23,787)	(24,268)
Noncurrent portion of notes receivable	$-	$-

NOTE 6 – Property and Equipment, Net

Property and Equipment, net, consist of:

	June 30,	December 31,
	2020	2019

Furniture & Fixtures	$21,724	$19,018

Office Equipment	12,378	12,378

Manufacturing Equipment	363,798	355,016

Medical Equipment	783,782	783,782

Leasehold Improvements	26,902	21,603

Total	1,208,584	1,191,797

Accumulated depreciation	(178,065)	(116,555)

Net	$1,030,519	$1,075,242

NOTE 7 – Intangible Assets, Net

Intangible assets, net, consist of:

	June 30,	December 31,
	2020	2019

Video conferencing software acquired by Prosperity in December 2009	$30,000	$30,000

Enterprise and audit software acquired by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Hemp license and technology	1,000,000	1,000,000

CBD technology	198,655	198,655

Platform account contract	131,812	-

Hemp processing use	69,375	-

Other	3,548	3,548

Total	1,460,270	1,259,083

Accumulated amortization and Impairment	(479,679)	(202,521)

Net	$980,591	$1,056,562

The CBD related technology were purchased from Hudilab, Inc. (“HUDI”) and Seven Chakras, LLC (“Seven Chakras”) during the three months ended March 31, 2019. On January 14, 2019, the Company and PHP (collectively, the “buyer”) entered into a License and Acquisition Agreement (the “LAA”) with HUDI. Pursuant to the LAA, HUDI will sell the technology owned by it to the buyer in exchange for 25,000 shares of CANB common stock. On January 14, 2019, the shares were issued to the owner of HUDI and valued at $131,625. On January 31, 2019, PHP entered into an Asset Purchase Agreement (the “Chakras Agreement”) with Seven Chakras. Pursuant to the Chakras Agreement, PHP purchased the rights and title to (i) Seven Chakras’ proprietary formulas, methods, trade secrets, and know-how related to the production of Seven Chakras’ products containing cannabidiol (CBD), (ii) Seven Chakras’ tradename, domain name, and social media sites, and (iii) other assets of Seven Chakras including but not limited to raw materials, equipment, packaging and labeling materials, mailing lists, and marketing materials. On February 20, 2019, the Company issued 3,333 shares of CANB common stock valued at $17,030 to owners of Seven Chakras as additional consideration, along with the $50,000 cash payments, pursuant to the Chakras Agreement.

The hemp related license and technology was purchased from Shi Farms during the three months ended September 30, 2019. Hemp Depot has been amalgamated with Green Grow Farms, also a NY State Hemp License holder and intends to contract with farmers in New York to grow hemp under a controlled program of specific strains, cultured feminized seeds, proven technology, and access to processing for their crop. NY Hemp Depot under Green Grow Farms Inc.’s direction will amalgamate the cultivated off-take from the farmers, combine and fill “super-sacks” for shipping to a processing facility to produce high-grade isolate or distillate for use in Can B̅’s manufacturing facility in Lacey WA.

The hemp processing use agreement with Mediiusa Group, Inc. was entered during the three months ended June 30, 2020. On June 23, 2020, the Company issued 50,000 shares of CANB common stock valued at $69,375. Mediiusa Group, Inc. currently holds a valid Industrial Hemp Processor Registration in full force and effect with the State of New York under Registration: HEMP-P-000035 (the “Registration”) and is authorized to process Hemp, and has granted a five year agreement to processing of Hemp for oil, isolate, or crude for further use by the Company and/or for sale by the Company. During the Term of this Agreement, Mediiusa Group, Inc. agrees to allow CANB to process any and all of the subject Hemp under and/or in connection with the agreement under their above-mentioned Registration.

The platform account contract with SRAX, Inc. was entered during the three months ended June 30, 2020. On June 22, 2020, the Company issued 185,000 shares of CANB common stock valued at $131,812. The Platform Account is the SRAX Investors Relations platform to grant access to potential investors and customers via the SRAX website. SRAX grants Can B Corp a non-exclusive, non-transferable and non- sublicensable right to access and use the Platform during the Term, solely by the Authorized Users for User’s own internal business purposes, and in accordance with the terms and conditions of this Agreement. Company reserves all rights in or to the Platform not expressly granted to User in the Agreement. Can B will have previously unattainable access to its customer base for improved investor communication and development of sales opportunities of the Company’s products.

The other intangible assets relate to the document management and email marketing divisions. Since December 31, 2017, the Company do not expect any future positive cash flow from these divisions. Accordingly, the net carrying value of these intangible assets was reduced to $0.

NOTE 8 – Marketable Securities

Marketable securities consist of:

	June 30, 2020	December 31, 2019
Marketable securities, at cost	$600,000	$-
Unrealized losses	(50,000)	-

Total marketable securities at fair value	$550,000	$-

NOTE 9 – Notes and Loans Payable

Notes and loans payable consist of:

	June 30, 2020	December 31, 2019
Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due)	$5,000	$5,000

Note payable to FirstFire Global Opportunities Fund, LLC, net of original issue discount of $44,654, due September 1, 2020.	550,000	-

Loan payable to Pasquale Ferro, interest at 12% per annum, due December 2020.	153,000	30,000

Note payable to Labrys Fund, LP, net of original issue discount of $21,041, due October 21, 2020.	225,000	-

Note payable to EMA Financial, LLC, net of original issue discount of $10,522, due June 17, 2021.	115,000	-

Note payable to Eagle Equities, LLC, net of original issue discount of $27,645, due June 17, 2021.	220,000	-

Note payable to U.S. Small Business Administration (PPP), interest at 1% per annum. The note matures in May 2022. Payments are deferred for six months.	194,940	-

Note payable to U.S. Small Business Administration (EIDL), interest at 3.75% per annum. The note matures in June 2050. Payments are deferred for twelve months.	159,900	-

Total Notes and Loans Payable	1,622,840	35,000
Less: Unamortized Finance Cost	(103,862)	-
Total Notes and Loans Payable - Net	1,518,978	35,000
Less: Current Portion	(1,164,138)	(35,000)
Long-term Portion	$354,840	$-

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

Each share of Series C Preferred Stock has preference to payment of dividends, if and when declared by the Company, compared to shares of our common stock. Each Preferred Series C share is convertible into 25,000 shares of common stock. The shares of Series C Preferred Stock have voting rights as if fully converted.

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

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 111,734 shares of CANB Common Stock to multiple consultants for services rendered.

From April 1, 2020 through June 30, 2020, the company issued an aggregate of 20,319 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 30,000 shares of CANB Common Stock to an employee for services rendered.

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 185,000 shares of CANB Common Stock to SRAX, Inc. according to a platform access agreement.

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 50,000 shares of CANB Common Stock to Mediiusa Group, Inc. according to a hemp processing use agreement.

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 24,545 shares of CANB Common Stock to Labrys Fund, L.P. for a commitment fee pursuant to a junior convertible promissory note purchase agreement.

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 118,000 shares of CANB Common Stock to Labrys Fund, L.P. for returnable shares pursuant to a junior convertible promissory note purchase agreement.

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 20,000 shares of CANB Common Stock to Eagle Equities, LLC for a commitment fee pursuant to a junior convertible promissory note purchase agreement.

NOTE 12 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2019	20,167	7,492	27,659
Granted in 2019	56,667	-	56,667
Cancelled in 2019	(167)	-	(167)
Exercised in 2019	-	-	-

Balance, December 31, 2019	76,667	7,492	84,159
Granted in Q1 & Q2 2020	-	-	-
Cancelled in Q1 & Q2 2020	-	-	-
Exercised in Q1 & Q2 2020	-	-	-

Balance, June 30, 2020	76,667	7,492	84,159

Issued and outstanding stock options as of June 30, 2020 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2018	20,000	$0.3	2023
2019	56,667	$0.3	2022
	76,667

On June 11, 2018, the Company granted 10,000 options of CANB common stock to Carl Dilley, a former director of the Company, in exchange for the retirement of a total of 10,000 shares of CANB common stock from Carl Dilley. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.30 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire June 11, 2023. The value of the Stock Options ($84,000) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $8.40 share price, (ii) 5 years term, (iii) 262.00% expected volatility, (iv) 2.80% risk free interest rate and the difference between this value and the fair value of retired shares was expensed in the quarterly period ended June 30, 2018.

On October 21, 2018, the Company granted 10,000 options of CANB common stock to Stanley L. Teeple, an officer and Director of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.30 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire October 1, 2023. The values of the Stock Options ($118,200) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $11.82 share price, (ii) 5 years term, (iii) 221.96% expected volatility, (iv) 3.05% risk free interest rate and the fair value of options was expensed in the quarterly period ended December 31, 2018

On September 9, 2019, the Company granted 26,667 options of CANB common stock to Johnny Mack, a former officer of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.30 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire September 9, 2022. The values of the Stock Options ($192,000) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $7.20 share price, (ii) 3 years term, (iii) 242% expected volatility, (iv) 1.46% risk free interest rate and the fair value of options was expensed in the quarterly period ended September 30, 2019.

On October 15, 2019, the Company granted 10,000 options of CANB common stock each to Frederick Alger Boyer, Jr., Ronald A. Silver and James F. Murphy, directors of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.30 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire October 15, 2022. The values of the Stock Options ($63,000 each) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $6.30 share price, (ii) 3 years term, (iii) 242% expected volatility, (iv) 1.60% risk free interest rate and the fair value of options was expensed in the quarterly period ended December 31, 2019.

Issued and outstanding warrants as of June 30, 2020 consist of:

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

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% to pretax income (loss) as follows:

	Six Month Ended June 30,
	2020	2019

Expected income tax (benefit) at 21%	$(486.157)	$(246,228)

Non-deductible stock-based compensation	204,915	173,921

Increase in deferred income tax assets
valuation allowance	281,242	72,307

Provision for (benefit from) income taxes	$-	$-

Deferred income tax assets consist of:

	June 30,	December 31,
	2020	2019

Net operating loss carryforward	$1,581,410	$1,300,168

Valuation allowance	(1,581,410)	(1,300,168)

Net	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,581,410 attributable to the future utilization of the $7,530,518 net operating loss carryforward as of June 30, 2020 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at June 30, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037, 2038, 2039 and 2040 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $381,638, $499,288, $716,858, $1,503,282, and $1,339,245, respectively.

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

Durable Equipment Products
Three months ended March 31, 2020
Revenue from external customers	443,742
Revenue from other segments	-
Segment profit	259,489
Segment assets	2,259,478

Six months ended June 30, 2020
Revenue from external customers	527,942
Revenue from other segments	-
Segment profit	278,337
Segment assets	2,228,575

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020

Total profit for reportable segment	$18,848	$279,190
Other income (expense) - net	-	(853)

Income before income taxes	$18,848	$278,337

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

On February 16, 2018, the Company executed an Executive Service Agreement (“Holtmeyer Agreement”) with Andrew W. Holtmeyer. The Holtmeyer Agreement provides that Mr. Holtmeyer serves as the Company’s Executive Vice President Business for a term of 3 years. The Holtmeyer Agreement also provides for compensation to Mr. Holtmeyer of $10,000 cash per month and the issuance of 3, 2 and 1 share of Series A Preferred Stock at the beginning of each year. The Holtmeyer Agreement can be terminated upon the resignation or death of Mr. Holtmeyer, and also can be terminated by the Company due to the failure or neglect of Mr. Holtmeyer to perform his duties, or due to the misconduct of Mr. Holtmeyer in connection with the performance. At December 29, 2018, this Holtmeyer Agreement was terminated due to the execution of a new Employment Agreement with Andrew W Holtmeyer. The second agreement provides that Mr. Holtmeyer serves as the Company’s Executive Vice President Business for a term of 4 years. The second agreement also provides for compensation to Mr. Holtmeyer of $15,000 cash per month and the issuance of 829 shares of common stock upon signing of the agreement. Effective April 1, 2020, Mr. Holtmeyer’s compensation was changed to a straight commission on sales and collection based upon his efforts in lieu of any base compensation. He also received no further Company benefits but does retain his previously issued five shares of Series Preferred A Stock.

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

Effective September 6, 2019 (the “Effective Date”), Can B̅ Corp. (the “Company” or “CANB”) approved the appointment of Johnny J. Mack (“Mack”) as its President and Chief Operating Officer. Mack had been serving as the Company’s interim COO. The Company and Mack have entered into a new Employee Services Agreement (the “Mack Agreement”) to memorialize the terms of the foregoing. In consideration for Mack’s services, Mack would (i) receive a base salary of $15,000 per month, subject to increase after each yearly anniversary of the Agreement, (ii) be eligible to receive annual cash or stock bonuses, (iii) be entitled to four weeks’ vacation time and five paid days for illness in accordance with the Company’s policies, and (iv) receive a total of 106,667 options (“Mack Options”) to purchase shares of the Company’s common stock, with 26,667 Mack Options vesting on the effective date and additional tranches of 26,667 Mack Options vesting on each of the first, second, and third anniversaries of the Effective Date, assuming Mack’s continued employment. Each Option is exercisable at a price of $0.30 per share. The Company also agreed to hold harmless and indemnify Mack as authorized or permitted by law and the Company’s governing documents, as the same may be amended from time to time, except for acts constituting negligence or willful misconduct by Mack. The Company agreed to pay Mack a severance in the event the Mack Agreement is terminated by the Company without cause or by Mack for “good reason” or by reason of Mack’s death or disability. On October 4, 2019 Mack resigned from all of his officer and director positions and the Company settled his termination for payment of all accrued expenses, payout of all accrued time and base compensation of $13,315 and retention of his already earned 26,667 options. Mr. Mack has left the Company.

In addition, on October 10th, 2019 the Company appointed Philip Scala as its interim COO. Mr. Scala has acted as founder and CEO of Pathfinder Consultants International, Inc. (“Pathfinder”) since 2008. Pathfinder offers unique expertise and delivers the information you need to make informed decisions, whether in times of crisis or in the course of simply running your business. Prior to forming Pathfinder, Mr. Scala served the United States both as a Commissioned Officer in the US Army for five years followed by his 29 years of service with the FBI. Mr. Scala received his bachelor’s degree and Master of Business Administration in accounting from St. John’s University, he also earned a Master of Arts degree in Psychology from New York University. The Company has entered into an employment agreement with Mr. Scala. Pursuant to the agreement, Mr. Scala will receive a base salary of $2,500 per month. He will be entitled to incentive bonuses and pay increases in accordance with the Company’s normal policies and procedures. Mr. Scala will also receive options to buy 1,667 common shares of the Company at a price of $0.30 for a period of three years. The initial term of the agreement is for 90 days. The agreement renews for additional 90-day periods unless terminated by either party. The agreement otherwise contains standard covenants and conditions.

Consulting Agreements

On July 15, 2020, we engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement (the “Advisory Agreement”). Pursuant to the Advisory Agreement, we agreed to pay the Consulting Firm a restricted common stock monthly fee of $5,000 per month for the initial 3 months., $6,250 per month for months 4-6., $7,500 per month for month 7 and after. At CANB’s option, the monthly fee may be payable in part or in whole in cash. Monthly Fee, such amount shall be paid via issuance of restricted common shares of CANB. The shares are to be issued in the name of Tysadco Partners. The number of common shares earned each month shall be calculated and issued on a quarterly basis prior to each 90-day period and based on the value at the closing price on the last day of the preceding period. All common shares earned by the Consultant pursuant to this Agreement shall be issued by CANB on a quarterly basis. CT shall not have registration rights, and the shares may be sold subject to Rule 144.

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

The Company leases office space in numerous medical facilities under month-to-month agreements.

Rent expense for the period ended June 30, 2020 and 2019 was $121,652 and $12,344, respectively.

At June 30, 2020, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2020	$23,071
Year ended December 31, 2021	47,055
Year ended December 31, 2022	15,685
Total	$85,811

The lease liability of $78,727 at June 30, 2020 as presented in the Consolidated Balance Sheet represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of 85,811 at June 30, 2020.

Major Customers

For the six months ended June 30, 2020, there were no customers that accounted for more than 10% of total revenues.

For the six months ended June 30, 2020, there were no customer accounted for more than 10% of total revenues.

NOTE 16 – Related Party Transactions

LI Accounting Associates, LLC (LIA), an entity controlled by a relative of the Managing Member PHP, is a vendor of CANB. At June 30, 2020, CANB has an account payable due to LIA totaling $6,600. For the six months ended June 30, 2020, CANB had expenses to LIA of $42,600.

During the six months ended June 30, 2020, we had products and service sales to related parties totaling $0.

NOTE 17 – Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through August 14, 2020, the date on which these consolidated financial statements were available to be issued. There were material subsequent events that required recognition or additional disclosure in these consolidated financial statements as follows:

By written consent and after careful review by the majority of the Shareholders of Can B Corp., the Company Shareholders approved an Incentive Stock Option Plan to be administered at the direction of the Board of Directors, and also approved a Certificate of Amendment to the Certificate of Designation for the Company’s Preferred Series A stock.

The Company executed an exchange agreement whereby shares of Iconic Brands, Inc. held by the Company were exchanged for shares of stock in the Company held by Iconic Brands, Inc. The valuation of the respective shares were deemed to be an economic equal value exchange.

The Company’s Form A-1 was qualified on August 7, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Can B̅ Corp. was originally formed as a Florida corporation on October 11, 2005, under the name of WrapMail, Inc. Effective January 5, 2015, we acquired 100% ownership of Prosperity Systems, Inc., which the Company is in the process of dissolving. Effective December 28, 2018, we acquired 100% ownership of Pure Health Products. In November 2018, we formed Duramed, Inc. as a wholly-owned subsidiary. In May 2019, we formed DuramedNJ, LLC and Radical Tactical LLC, as wholly-owned subsidiaries. In July 2019, we formed NY Hemp Depot LLC, as a wholly-owned subsidiary. In August 2019, we acquired Green Grow Farms, Inc., as a wholly-owned subsidiary.

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

Results of Operations

Three months ended June 30, 2020 compared with three months ended June 30, 2019.

Revenues decreased $428,495 from $633,579 in 2019 to $205,084 in 2020. The decrease was due to the impact of the COVID-19 outbreak.

Cost of product sales decreased $251,159 from $299,204 in 2019 to $48,045 in 2020 due to the reduction in sales caused by the Covid-19 outbreak.

Officers and director’s compensation and payroll taxes decreased $447,056 from $829,138 in 2019 to $382,082 in 2020. The 2019 expense amount ($829,138) includes additional stock-based compensation of ($336,882) pursuant to their respective employment agreements and related payroll taxes ($10,968). The 2020 expense amount ($382,082) includes additional stock-based compensation of ($30,000) pursuant to their respective employment agreements and related payroll taxes ($6,923).

Consulting fees decreased $220,721 from $427,335 in 2019 to $206,614 in 2020. The 2019 expense amount ($427,335) includes stock-based compensation of $388,138, resulting from stock issued for the service of consultants. The 2020 expense amount ($206,614) includes stock-based compensation of $181,764, resulting from stock issued for the service of consultants.

Advertising expense increased $13,831 from $127,374 in 2019 to $141,205 in 2020.

Hosting expense decreased $1,674 from $7,467 in 2019 to $5,793 in 2020.

Rent expense increased $28,562 from $484 in 2019 to $29,046 in 2020.

Professional fees increased $60,778 from $74,180 in 2019 to $134,958 in 2020.

Depreciation of property and equipment decreased $7,524 from $11,532 in 2019 to $4,008 in 2020.

Amortization of intangible assets increased $142,226 from $4,966 in 2019 to $147,192 in 2020.

Reimbursed expenses decreased $14,800 from $35,474 in 2019 to $20,674 in 2020.

Other operating expenses decreased $46,774 from $251,714 in 2019 to $204,940 in 2020.

Net loss decreased $249,066 from $1,437,491 in 2019 to $1,188,425 in 2020. The decrease was due to the $493,152 decrease in total operating expenses offset by the $66,475 increase in other expense – net, the $275 increase in provision for income taxes and the $177,336 decrease in gross profit.

Six months ended June 30, 2020 compared with six months ended June 30, 2019.

Revenues decreased $375,948 from $1,150,739 in 2019 to $774,791 in 2020. The decrease was due to the impact of the COVID-19 outbreak.

Cost of product sales decreased $392,163 from $561,757 in 2019 to $169,594 in 2020 due to the reduction in sales caused by the Covid-19 outbreak.

Officers and director’s compensation and payroll taxes decreased $253,933 from $1,274,688 in 2019 to $1,020,755 in 2020. The 2019 expense amount ($1,274,688) includes additional stock-based compensation of ($834,230) pursuant to their respective employment agreements and related payroll taxes ($9,586). The 2020 expense amount ($1,020,755) includes additional stock-based compensation of ($622,671) pursuant to their respective employment agreements and related payroll taxes ($25,052).

Consulting fees decreased $668,064 from $1,091,086 in 2019 to $423,022 in 2020. The 2019 expense amount ($1,091,086) includes stock-based compensation of $953,914, resulting from stock issued for the service of consultants. The 2020 expense amount ($423,022) includes stock-based compensation of $353,116, resulting from stock issued for the service of consultants.

Advertising expense increased $106,273 from $153,762 in 2019 to $260,035 in 2020.

Hosting expense increased $4,219 from $7,917 in 2019 to $12,136 in 2020.

Rent expense increased $109,308 from $12,344 in 2019 to $121,652 in 2020.

Professional fees increased $213,120 from $112,016 in 2019 to $325,136 in 2020.

Depreciation of property and equipment decreased $6,194 from $14,297 in 2019 to $8,103 in 2020.

Amortization of intangible assets increased $269,998 from $7,160 in 2019 to $277,158 in 2020.

Reimbursed expenses decreased $21,813 from $62,776 in 2019 to $40,963 in 2020.

Other operating expenses decreased $112,590 from $460,293 in 2019 to $347,703 in 2020.

Net loss decreased $294,973 from $2,610,005 in 2019 to $2,315,032 in 2020. The decrease was due to the $359,676 decrease in total operating expenses offset by the $79,693, increase in other expense – net, the $1,225 increase in provision for income taxes and the $16,215 increase in gross profit.

Liquidity and Capital Resources

At June, 2020, the Company had cash and cash equivalents of $390,201 and a working capital of $2,005,234. Cash and cash equivalents increased $343,661 from $46,540 at December 31, 2019 to $390,201 at June 30, 2020. For the six months ended June 30, 2020, $1,486,385 was provided by financing activities, $526,418 was used in operating activities, and $616,306 was used in investing activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

Trend Information

The novel coronavirus disease of 2019 (“COVID-19”) outbreak has affected the Company’s operations as set forth above. The full impact of the COVID-19 outbreak continues to evolve. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the foreseeable future, however, as a direct result of medical offices closure in our primary area of operations, our sales for second quarter are down approximately 60% year over year and quarter over quarter. Our expectation that as business open, and in particular medical offices, that our recovery will progress in sync with the speed of the business openings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2020, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period June 30, 2020 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q, however The Company has been directly impacted and has experienced moderate interruption during this challenging COVID-19 pandemic. In accordance with applicable federal and state guidelines, the Company has implemented and prioritized strict social distancing measures, good manufacturing practices, proper sanitization measures, and new manufacturing guidelines. Although several Company customers have experienced business shutdowns during the last few weeks, this had not dramatically impacted our online ordering and/or initiating new direct shipment orders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the six months ended June 30, 2020 are as follows:

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

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 111,734 shares of CANB Common Stock to multiple consultants for services rendered.

From April 1, 2020 through June 30, 2020, the company issued an aggregate of 20,319 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 30,000 shares of CANB Common Stock to an employee for services rendered.

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 185,000 shares of CANB Common Stock to SRAX, Inc. according to a platform access agreement.

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 50,000 shares of CANB Common Stock to Mediiusa Group, Inc. according to a hemp processing use agreement.

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 24,545 shares of CANB Common Stock to Labrys Fund, L.P. for a commitment fee pursuant to a junior convertible promissory note purchase agreement.

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 118,000 shares of CANB Common Stock to Labrys Fund, L.P. for returnable shares pursuant to a junior convertible promissory note purchase agreement.

From April 1, 2020 through June 30, 2020, the Company issued an aggregate of 20,000 shares of CANB Common Stock to Eagle Equities, LLC for a commitment fee pursuant to a junior convertible promissory note purchase agreement.

With respect to the transactions noted above, each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(a)(2) and/or Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1A	Articles of Incorporation, as amended(1)
3.1B	Articles of Amendment with Series C Certificate of Designation
3.2	Bylaws(2)
10.1	Hemp processing use agreement with Mediiusa Group, Inc.
10.2	Platform Account Contract with SRAX, Inc.
10.3	Stock Exchange Agreement with Iconic Brands, Inc.
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Can B Corp.

Date: August 19, 2020	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: August 19, 2020	By:	/s/ Stanley L. Teeple
Stanley L. Teeple, Chief Financial Officer

