Form 10-Q
period 2020-09-30
Can B Corp
filed 2020-11-16
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 9, 2020 was 4,915,173 shares.

Can B Corp

FORM 10-Q

September 30, 2020

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Can B̅ Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited) September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$45,506	$46,540
Accounts receivable, less allowance for doubtful accounts of $455,620 and $253,483, respectively	1,740,147	1,251,609
Inventory	914,129	784,497
Note Receivable	22,787	24,268
Prepaid expenses - current	1,246,637	1,279,901
Total current assets	3,969,206	3,386,815

Property and equipment, at cost less accumulated depreciation of $209,554 and $116,555, respectively	1,025,859	1,075,242

Other assets:
Deposit - noncurrent	21,287	21,287
Prepaid expenses - noncurrent	298,104	1,179,929
Other receivable – noncurrent	24,492	58,206
Intangible assets, net of accumulated amortization of $649,077 and $202,521, respectively	811,193	1,056,562
Goodwill	55,849	55,849
Right-of-Use Asset, net of amortization of $35,024 and $6,280, respectively	68,236	96,980
Total other assets	1,279,161	2,468,813

Total assets	$6,274,226	$6,930,870

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	447,628	226,467
Accrued officers’ compensation	279,319	144,363
Other accrued expenses payable	91,113	61,557
Notes and loans payable	1,225,898	35,000
Current portion of lease liability	42,322	38,281
Total current liabilities	2,086,280	505,668

Long-term liabilities:
Non-current portion of lease liability	26,778	58,998
Notes and loans payable	354,840	-
Total long-term liabilities	381,618	58,998

Total liabilities	2,467,898	564,666

Commitments and contingencies (Notes 15)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value:
authorized 20 shares, issued and outstanding 20 shares, respectively	5,539,174	5,539,174
Common stock, no par value; authorized 1,500,000,000 shares, issued and outstanding 3,786,338 and 2,680,937 shares, respectively	24,711,409	23,113,077
Additional Paid-in capital	872,976	872,976
Additional Paid-in capital – Stock Options (Note 12)	202,200	202,200
Treasury stock	(560,000)	-
Accumulated deficit	(26,959,431)	(23,361,223)
Total stockholders’ equity	3,806,328	6,366,204

Total liabilities and stockholders’ equity	$6,274,226	$6,930,870

See notes to consolidated financial statements.

Can B̅ Corp and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Revenues
Product Sales	$1,233,287	$1,760,761	$459,196	$613,622
Service Revenue	1,000	5,400	300	1,800
Total Revenues	1,234,287	1,766,161	459,496	615,422
Cost of product sales	239,975	703,607	70,381	141,850
Gross Profit	994,312	1,062,554	389,115	473,572

Operating costs and expenses:
Officers and director’s compensation (including stock-based compensation of $916,386, $1,018,786, $293,715 and $184,556, respectively)	1,306,222	1,717,586	376,565	442,898
Consulting fees (including stock-based compensation of $457,377, $1,372,181, $104,261 and $418,267, respectively)	559,483	1,540,441	136,461	449,355
Advertising expense	350,334	220,373	90,299	66,611
Hosting expense	17,587	11,389	5,451	3,472
Rent expense	193,069	155,192	71,417	67,520
Professional fees	401,419	194,468	76,283	82,452
Depreciation of property and equipment	12,357	8,687	4,254	3,157
Amortization of intangible assets	446,556	12,127	169,398	4,967
Reimbursed Expenses	61,934	168,260	20,971	70,905
Other	649,453	578,775	210,652	217,499

Total operating expenses	3,998,414	4,607,298	1,161,751	1,408,836

Loss from operations	(3,004,102)	(3,544,744)	(772,636)	(935,264)

Other income (expense):
Interest income	645	519	204	202
Gain (loss) on investment	(40,000)	-	10,000	-
Interest expense (including amortized finance cost of $531,835, $0, $462,190 and $0, respectively)	(551,581)	(6,879)	(468,799)	(6,037)

Other income (expense) - net	(590,936)	(6,360)	(458,595)	(5,835)

Loss before provision for income taxes	(3,595,038)	(3,551,104)	(1,231,231)	(941,099)

Provision for income taxes	3,170	-	1,945	-

Net Loss	$(3,598,208)	$(3,551,104)	$(1,233,176)	$(941,099)

Net loss per common share - basic	$1.16)	$(1,85)	$(0.37)	$(0.43)
Net loss per common share - diluted	$(0.96)	$(1,30)	$(0.31)	$(0.32)

Weighted average common shares outstanding –
Basic	3,091,866	1,919,543	3,376,610	2,202,567
Diluted	3,758,546	2,724,442	4,043,290	2,962,167

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency (Unaudited)

											Additional
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock, no		Treasury		Paid-in
	, no par value		, $0.001 par value		, $0.001 par value		par value		Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Nine Months Ended September 30, 2020

Balance, January 1, 2020	20	$5,539,174	-	$-	-	$-	2,680,937	$23,113,077	-	$-	$1,075,176	($23,361,223)	$6,366,204

Issuance of common stock in 2020 for services rendered							435,888	401,059					401,059

Issuance of common stock in 2020 for 300:1 reverse stock split rounding							2,460	-					-

Issuance of common stock in 2020 pursuant to First Fire note agreement							119,508	295,780					295,780

Issuance of common stock in 2020 pursuant to Labrys Fund Equities note agreement							142,545	80,182					80,182

Issuance of common stock in 2020 pursuant to Eagle Equities note agreement							20,000	8,745					8,745

Issuance of common stock in 2020 for acquisition of intangible assets							235,000	201,187					201,187

Issuance of common stock in 2020 for compensation							30,000	41,625					41,625

Issuance of common stock in 2020 for interest							185,000	77,775					77,775

Issuance of common stock in 2020 for inventory							478,715	491,979					491,979

Treasury stock acquired in 2020							(543,715)	-	543,715	(560,000)			(560,000)

Net Loss												(3,598,208)	(3,598,208)

Balance, September 30, 2020	20	$5,539,174	-	$-	-	$-	3,786,338	$24,711,409	543,715	$(560,000)	$1,075,176	$(26,959,431)	$3,806,328

Nine Months Ended September 30, 2019

Balance, January 1, 2019	18	$4,557,424	499,958	$479	-	$-	1,468,554	$16,624,557	-	$-	$1,075,176	$(18,768,753)	$3,488,883

Issuance of common stock for retirement of Series A Preferred Stock	(1)	(10,500)					33,333	10,500					-

Issuance of common stock for retirement of Series B Preferred Stock			(157,105)	(157)			67,405	157

Sale of common stock in Q1 Q2 & Q3 2019							379,555	3,296,700					3,296,700

Issuance of common stock in 2019 for acquisition of technology							68,580	648,655					648,655

Issuance of common stock in 2019 for satisfaction of accrued salaries							2,227	54,340					54,340

Issuance of common stock in 2019 for compensation and services rendered							212,131	1,552,755					1,552,755

Issuance of Series A Preferred stock pursuant to employment agreement	3	992,250											992,250

Net loss												(3,551,104)	(3,551,104)

Balance, September 30, 2019	20	$5,539,174	342,853	$322	-	$-	2,231,785	$22,187,664	-	$-	$1,075,176	$(22,319,857)	$6,482,479

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net loss	$(3,598,208)	$(3,551,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of prepaid stock- based consulting fees	1,373,763	2,390,967
Stock-based interest expense	390,430	-
Depreciation of property and equipment-General	12,357	8,687
Depreciation of property and equipment-COGS	80,642	49,390
Amortization of intangible assets	446,556	12,127
Amortization of original-issue-discount	141,404	-
Bad debt expense	202,137	-
Changes in operating assets and liabilities:
Accounts receivable	(690,675)	(956,353)
Inventory	362,348	(14,095)
Prepaid expenses	(15,990)	(6,226)
Security deposit	-	28,940
Other receivable	33,714	(31,225)
Right-of-use asset	565	580
Accounts payable	221,161	9,482
Accrued officer’s compensation	134,956	-
Other accrued expenses payable	29,556	645

Net cash used in operating activities	(875,284)	(2,058,185)

Investing Activities:

Note receivable	1,481	-
Fixed assets additions	(43,616)	(1,017,300)
Intangible assets additions	-	(550,000)

Net cash used in investing activities	(42,135)	(1,567,300)

Financing Activities:
Proceeds received from notes and loans payable	1,667,840	5,000
Repayments of notes and loans payable	(90,000)	(12,894)
Note payable finance cost	(101,455)	-
Acquisition of treasury stock	(560,000)	-
Proceeds from sale of common stock	-	3,296,700

Net cash provided by financing activities	916,385	3,288,806

Increase (Decrease) in cash and cash equivalents	(1,034)	(336,679)

Cash and cash equivalents, beginning of period	46,540	807,747

Cash and cash equivalents, end of period	$45,506	$471,068

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$3,170	$-
Interest paid	$19,746	$6,879

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in acquisition of note payable (interest expense)	$390,430	$-

Issuance of common stock in acquisition of note payable (commitment shares)	$72,052	$-

Amortization of prepaid issuance of common Stock for services rendered	$931,079	$497,220

Issuance of common stock in acquisition of intangible assets	$201,187	$648,655

Issuance of common stock in satisfaction of officer’s compensation	$-	$54,340

Issuance of common stock in acquisition of inventory	$491,980	$-

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiary

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2020 and 2019

NOTE 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. The Company is in the process of dissolving Prosperity. The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and DuramedNJ LLC (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February1, 2019. The Company’s hemp farming business is run through Green Grow Farms, Inc. (“Green Grow Farms”), which was acquired in August, 2019. The Company’s other subsidiary companies do not currently have operations.

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

Can B̅ specializes in the production and sale of a variety of hemp-derived cannabidiol (“CBD”) products such as oils, creams, moisturizers, isolate, gel caps, spa products, and concentrates and non-hemp lifestyle products. Can B̅ is developing its own line of proprietary products as well as seeking synergistic value through acquisitions in the hemp industry. Can B̅ aims to be the premier provider of the highest quality hemp CBD products on the market through sourcing the very best raw material and developing a variety of products we believe will improve people’s lives in a variety of areas.

For the periods presented, the assets, liabilities, revenues, and expenses are those of CAN B and its operational subsidiaries. Financial information for PHP, Duramed and Green Grow Farms in the periods have been consolidated with the Company’s financials. Prosperity, Radical Tactical and NY Hemp Depot had no activity for the periods presented.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of September 30, 2020, the Company had cash and cash equivalents of $45,506 and a working capital of $1,882,926. For the periods ended September 30, 2020 and 2019, the Company had net loss of $3,598,208 and $3,551,104, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(e) Accounts receivable

Accounts receivable are presented in the balance sheet net of the allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial stability of its customers. Bad debt expense was $202,137 and $0 for the periods ended September 30, 2020 and 2019.

(f) Inventory

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method.

(g) Prepaid expenses

Prepaid expenses include stock-based officer, employee and consulting compensation of $1,225,887 and $2,784,450 at September 30, 2020 and 2019, respectively. The Company’s policy is to record stock-based compensation as prepaids and expense over the term of employment and consulting agreements.

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

(o) Advertising

Advertising costs are expensed as incurred and amounted to $350,334 and $220,373 for the periods ended September 30, 2020 and 2019, respectively.

(p) Research and Development

Research and development costs are expensed as incurred. In the period ended September 30, 2020 and 2019, the Company spent $80,000 and $45,000 in research and development which was expenses as spent, respectively.

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

(s) Reverse Stock-Split

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

(u) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

(v) Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net income.

NOTE 4 – Inventories

Inventories consist of:

	September 30, 2020	December 31, 2019
Raw materials	$900,599	$708,239
Finished goods	13,530	76,258

Total	$914,129	$784,497

NOTE 5 – Notes Receivable

Notes receivable consist of:

	September 30, 2020	December 31, 2019
Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	$19,389	$19,389

Note receivable dated February 8, 2019 from an employee, weekly installments of $1,200 with interest at 8% per annum.	2,898	4,879

Note receivable dated March 3, 2020 from an employee, weekly installments of $125 with interest at 0% per annum.	500	-

Total	22,787	24,268

Current portion of notes receivable	(22,787)	(24,268)
Noncurrent portion of notes receivable	$-	$-

NOTE 6 – Property and Equipment, Net

Property and Equipment, net, consist of:

	September 30, 2020	December 31, 2019

Furniture & Fixtures	$21,724	$19,018

Office Equipment	12,378	12,378

Manufacturing Equipment	390,627	355,016

Medical Equipment	783,782	783,782

Leasehold Improvements	26,902	21,603

Total	1,235,413	1,191,797

Accumulated depreciation	(209,554)	(116,555)

Net	$1,025,859	$1,075,242

NOTE 7 – Intangible Assets, Net

Intangible assets, net, consist of:

	September 30,	December 31,
	2020	2019

Video conferencing software acquired by Prosperity in December 2009	$30,000	$30,000

Enterprise and audit software acquired by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Hemp license and technology	1,000,000	1,000,000

CBD technology	198,655	198,655

Platform account contract	131,812	-

Hemp processing use	69,375	-

Other	3,548	3,548

Total	1,460,270	1,259,083

Accumulated amortization and Impairment	(649,077)	(202,521)

Net	$811,193	$1,056,562

Estimated future amortization expense are as follows:

September 31,	Amount

2021	$616,837
2022	36,284
2023	36,284
2025	34,599
2026	19,868
Thereafter	67,321

Total	$811,193

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

The hemp related license and technology was purchased from Shi Farms during the three months ended September 30, 2019. Hemp Depot has remained dormant since the Shi Farms deal was consummated and no activity is contemplated. The Company subsequently acquired Green Grow Farms, also a NY State Hemp License holder and intends to contract with farmers in New York to grow hemp under a controlled program of specific strains, cultured feminized seeds, proven technology, and access to processing for their crop. Grow Farms Inc. intends to amalgamate the cultivated off-take from the farmers, combine and fill “super-sacks” for shipping to a processing facility to produce high-grade isolate or distillate for use in Can B̅’s manufacturing facility in Lacey WA.

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

NOTE 9 – Notes and Loans Payable

Notes and loans payable consist of:

	September 30, 2020	December 31, 2019
Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016 (now past due).	$5,000	$5,000

Note payable to FirstFire Global Opportunities Fund, LLC, net of original issue discount of $44,654, due September 1, 2020 (now past due).	550,000	-

Loan payable to Pasquale Ferro, interest at 12% per annum, due December 2020.	138,000	30,000

Note payable to Labrys Fund, LP, net of original issue discount of $21,041, due October 21, 2020 (now past due).	225,000	-

Note payable to EMA Financial, LLC, net of original issue discount of $10,522, due June 17, 2021.	115,000	-

Note payable to Eagle Equities, LLC, net of original issue discount of $27,645, due June 17, 2021.	220,000	-

Note payable to U.S. Small Business Administration (PPP), interest at 1% per annum. The note matures in January 2023. Payments are deferred for ten months after the end of the covered period.	194,940	-

Note payable to U.S. Small Business Administration (EIDL), interest at 3.75% per annum. The note matures in June 2050. Payments are deferred for twelve months.	159,900	-

Loan payable to Senior Management Solutions, interest at 12% per annum, due December 2020.	5,000	-

Total Notes and Loans Payable	1,612,840	35,000
Less: Unamortized Finance Cost	(32,102)	-
Total Notes and Loans Payable – Net	1,580,738	35,000
Less: Current Portion	(1,225,898)	(35,000)
Long-term Portion	$354,840	$-

NOTE 10 – Preferred Stock

Each share of Series A Preferred Stock is convertible into 33,334 shares of CANB common stock and is entitled to 66,666 votes. All Preferred Shares shall rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and shall rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. In the event of a Liquidation Event, whether voluntary or involuntary, each holder may elect (i) to receive, in preference to the holders of Common Stock, a one-time liquidation preference on a per-share amount equal to the per-share value of preferred shares on the issuance date, as recorded in the Company’s financial records, or (ii) to participate pari passu with the Common Stock on an as-converted basis. Subject to any adjustments, the Series A holders shall be entitled to receive such dividends paid and distributions made to the holders of shares of Common Stock on an as converted basis.

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

On May 28, 2019, the Company issued 3 shares of CANB Series A Preferred Stock to Stanley L. Teeple pursuant to the employment agreement with him. The fair value of the issuance totaled $1,203,000 and will be amortized over the vesting period of four years.

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

From July 1, 2020 through September 30, 2020, the Company issued an aggregate of 145,000 shares of CANB Common Stock to multiple consultants for services rendered.

From July 1, 2020 through September 30, 2020, the Company issued an aggregate of 100,000 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From July 1, 2020 through September 30, 2020, the Company issued an aggregate of 478,715 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From July 1, 2020 through September 30, 2020, the Company received an aggregate of 543,715 shares of CANB Common Stock from an exchange agreement whereby shares of Iconic Brands, Inc. held by the Company were exchanged for shares of stock in the Company held by Iconic Brands, Inc.

From July 1, 2020 through September 30, 2020, the Company issued an aggregate of 478,715 shares of CANB Common Stock for the acquisition of inventory.

From July 1, 2020 through September 30, 2020, the Company issued an aggregate of 185,000 shares of CANB Common Stock to FirstFire Global Opportunities Fund, LLC pursuant to a junior convertible promissory note purchase agreement.

On July 29, 2020, CANB and Iconic Brands (ICNB) completed a share exchange whereby the one million shares of ICNB common stock held by CANB were exchanged for a fair value exchange of five hundred forty three thousand seven hundred fifteen shares of CANB in order to settle a contract valuation true-up with ICNB for the purchase of Green Grow Farms,. Inc.

NOTE 12 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2019	20,167	7,492	27,659
Granted in 2019	56,667	-	56,667
Cancelled in 2019	(167)	-	(167)
Exercised in 2019	-	-	-

Balance, December 31, 2019	76,667	7,492	84,159
Granted in Q1, Q2 & Q3 2020	-	-	-
Cancelled in Q1, Q2 & Q3 2020	-	-	-
Exercised in Q1, Q2 & Q3 2020	-	-	-

Balance, September 30, 2020	76,667	7,492	84,159

Issued and outstanding stock options as of September 30, 2020 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2018	20,000	$0.3	2023
2019	56,667	$0.3	2022
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

Issued and outstanding warrants as of September 30, 2020 consist of:

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

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% to pretax income (loss) as follows:

	Nine Month Ended September 30,
	2020	2019

Expected income tax (benefit) at 21%	$(755,624)	$(745,732)

Non-deductible stock-based compensation	288,490	502,103

Non-deductible stock-based interest	81,991	-

Increase in deferred income tax assets
valuation allowance	385,143	243,629

Provision for (benefit from) income taxes	$-	$-

Deferred income tax assets consist of:

	September 30,	December 31,
	2020	2019

Net operating loss carryforward	$1,685,311	$1,300,168

Valuation allowance	(1,685,311)	(1,300,168)

Net	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,685,311 attributable to the future utilization of the $8,025,288 net operating loss carryforward as of September 30, 2020 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at September 30, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037, 2038, 2039 and 2040 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $381,638, $499,288, $716,858, $1,503,282, and $1,834,015, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company’s U.S. Federal and state income tax returns prior to 2016 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The statute of limitations on the 2016 tax year returns expired in September 2020.

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

Durable Equipment Products
Six months ended June 30, 2020
Revenue from external customers	527,942
Revenue from other segments	-
Segment profit	278,337
Segment assets	2,228,575

Nine months ended September 30, 2020
Revenue from external customers	808,547
Revenue from other segments	-
Segment profit	415,256
Segment assets	2,369,177

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020

Total profit for reportable segment	$136,919	$416,109
Other income (expense) - net	-	(853)

Income before income taxes	$136,919	$415,256

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

On February 16, 2018, the Company executed an Executive Service Agreement (“Holtmeyer Agreement”) with Andrew W. Holtmeyer. The Holtmeyer Agreement provides that Mr. Holtmeyer serves as the Company’s Executive Vice President Business for a term of 3 years. The Holtmeyer Agreement also provides for compensation to Mr. Holtmeyer of $10,000 cash per month and the issuance of 3, 2 and 1 share of Series A Preferred Stock at the beginning of each year. The Holtmeyer Agreement can be terminated upon the resignation or death of Mr. Holtmeyer, and also can be terminated by the Company due to the failure or neglect of Mr. Holtmeyer to perform his duties, or due to the misconduct of Mr. Holtmeyer in connection with the performance. At December 29, 2018, this Holtmeyer Agreement was terminated due to the execution of a new Employment Agreement with Andrew W Holtmeyer. The second agreement provides that Mr. Holtmeyer serves as the Company’s Executive Vice President Business for a term of 4 years. The second agreement also provides for compensation to Mr. Holtmeyer of $15,000 cash per month and the issuance of 829 shares of common stock upon signing of the agreement. Effective April 1, 2020, Mr. Holtmeyer’s compensation was changed to a straight commission on sales and collection based upon his efforts in lieu of any base compensation. He also will receive no further Company benefits but does retain his previously issued five shares of Series Preferred A Stock.

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

On September 11, 2015, the Company executed a lease agreement with an unrelated third party for office space in Hicksville, New York for a term of 37 months. The lease provides for monthly rentals of $2,922 for lease year 1, $3,009 for lease year 2, and $3,100 for lease year 3. The lease also provides for additional rent based on increases in base year operating expenses and real estate taxes. On August 6, 2018, the Company renewed the lease agreement for a term of 36 months starting November 1, 2018. The lease provides for monthly rentals of $3,193 for lease year 1, $3,289 for lease year 2, and $3,388 for lease year 3. In October 2019, the Company modified and extended the lease agreement for a term of 30 months starting November 1, 2019. The lease provides for monthly rentals of $3,807 for year 1 and $3,921 for the remaining eighteen months. The original $100,681 right-of-use asset and $90,591 lease liability was adjusted to $103,260 with the modification.

The Company leases office space in numerous medical facilities under month-to-month agreements.

Rent expense for the period ended September 30, 2020 and 2019 was $193,069 and $155,192, respectively.

At September 30, 2020, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2020	$11,650
Year ended December 31, 2021	47,055
Year ended December 31, 2022	15,685
Total	$74,390

The lease liability of $69,100 at September 30, 2020 as presented in the Consolidated Balance Sheet represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of 74,390 at September 30, 2020.

Major Customers

For the nine months ended September 30, 2020, there were no customers that accounted for more than 10% of total revenues.

For the nine months ended September 30, 2019, there were no customer accounted for more than 10% of total revenues.

NOTE 16 – Related Party Transactions

LI Accounting Associates, LLC (LIA), an entity controlled by a relative of the Managing Member PHP, is a vendor of CANB. At September 30, 2020, CANB has an account payable due to LIA totaling $9,500. For the nine months ended September 30, 2020, CANB had expenses to LIA of $54,500.

During the nine months ended September 30, 2020, we had products and service sales to related parties totaling $0.

NOTE 17 – Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through November 9, 2020, the date on which these consolidated financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

On November 3, 2020, Steve Apolant was terminated and his duties for Green Grow Farms, Inc. have been assumed directly by CANB CEO Marco Alfonsi.

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

We manufacture and sell lifestyle health and wellness products, such as oils, creams, moisturizers, isolate, gel caps, spa products, and concentrates, both containing and void of CBD, which we sell directly and through distributors. Through our Duramed division, we supply medical devices for use via doctor prescriptions for post-surgery and accident patients. Our subsidiary, Green Grow Farms, intends to contract with farmers in New York to grow hemp under a controlled program of specific strains, cultured feminized seeds, proven technology, and access to processing for their crop. Green Grow Farms Inc. intends to amalgamate the cultivated off-take from the farmers, combine and fill “super-sacks” for shipping to a processing facility to produce high-grade isolate or distillate for use in Can B̅’s manufacturing facility in Lacey WA. We also have previously provided document, project, marketing and sales management systems to our residual business clients through our website and proprietary software, which operations are being wound down. The consolidated financial statements include the accounts of CANB and its wholly owned subsidiary Pure Health Products, wholly owned Green Grow Farms, Inc, and wholly owned Duramed subsidiaries.

Results of Operations

Three months ended September 30, 2020 compared with three months ended September 30, 2019.

Revenues decreased $155,926 from $615,422 in 2019 to $459,496 in 2020. The decrease was due to the impact of the COVID-19 outbreak.

Cost of product sales decreased $71,469 from $141,850 in 2019 to $70,381 in 2020 due to the reduction in sales caused by the COVID-19 outbreak.

Officers and director’s compensation and payroll taxes decreased $66,333 from $442,898 in 2019 to $376,565 in 2020. The 2019 expense amount ($442,898) includes additional stock-based compensation of ($184,556) pursuant to their respective employment agreements. The 2020 expense amount ($376,565) includes additional stock-based compensation of ($293,715) pursuant to their respective employment. The decrease was due to the impact of the COVID-19 outbreak.

Consulting fees decreased $312,894 from $449,355 in 2019 to $136,461 in 2020. The 2019 expense amount ($449,355) includes stock-based compensation of $418,267, resulting from stock issued for the service of consultants. The 2020 expense amount ($136,461) includes stock-based compensation of $104,261, resulting from stock issued for the service of consultants.

Advertising expense increased $23,688 from $66,611 in 2019 to $90,299 in 2020.

Hosting expense increased $1,979 from $3,472 in 2019 to $5,451 in 2020.

Rent expense increased $3,897 from $67,520 in 2019 to $71,417 in 2020.

Professional fees decreased $6,169 from $82,452 in 2019 to $76,283 in 2020.

Depreciation of property and equipment increased $1,097 from $3,157 in 2019 to $4,254 in 2020.

Amortization of intangible assets increased $164,431 from $4,967 in 2019 to $169,398 in 2020.

Reimbursed expenses decreased $49,934 from $70,905 in 2019 to $20,971 in 2020.

Other operating expenses decreased $6,847 from $217,499 in 2019 to $210,652 in 2020.

Net loss increased $292,077 from $941,099 in 2019 to $1,233,176 in 2020. The decrease was due to the $247,085 decrease in total operating expenses offset by the $452,760 increase in other expense – net, the $1,945 increase in provision for income taxes and the $84,457 decrease in gross profit.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019.

Revenues decreased $531,874 from $1,766,161 in 2019 to $1,234,287 in 2020. The decrease was due to the impact of the COVID-19 outbreak.

Cost of product sales decreased $463,632 from $703,607 in 2019 to $239,975 in 2020 due to the reduction in sales caused by the COVID-19 outbreak.

Officers and director’s compensation and payroll taxes decreased $411,364 from $1,717,586 in 2019 to $1,306,222 in 2020. The 2019 expense amount ($1,717,586) includes additional stock-based compensation of ($1,018,786) pursuant to their respective employments. The 2020 expense amount ($1,306,222) includes additional stock-based compensation of ($916,386) pursuant to their respective employment agreements.

Consulting fees decreased $980,958 from $1,540,441 in 2019 to $559,483 in 2020. The 2019 expense amount ($1,540,441) includes stock-based compensation of $1,372,181, resulting from stock issued for the service of consultants. The 2020 expense amount ($559,483) includes stock-based compensation of $457,377, resulting from stock issued for the service of consultants.

Advertising expense increased $129,961 from $220,373 in 2019 to $350,334 in 2020.

Hosting expense increased $6,198 from $11,389 in 2019 to $17,587 in 2020.

Rent expense increased $37,877 from $155,192 in 2019 to $193,069 in 2020.

Professional fees increased $206,951 from $194,468 in 2019 to $401,419 in 2020.

Depreciation of property and equipment increased $3,670 from $8,687 in 2019 to $12,357 in 2020.

Amortization of intangible assets increased $434,429 from $12,127 in 2019 to $446,556 in 2020.

Reimbursed expenses decreased $106,326 from $168,260 in 2019 to $61,934 in 2020.

Other operating expenses increased $70,678 from $578,775 in 2019 to $649,453 in 2020.

Net loss increased $47,104 from $3,551,104 in 2019 to $3,598,208 in 2020. The decrease was due to the $608,884 decrease in total operating expenses offset by the $584,576, increase in other expense – net, the $3,170 increase in provision for income taxes and the $68,242 decrease in gross profit.

Liquidity and Capital Resources

At September 30, 2020, the Company had cash and cash equivalents of $45,506 and a working capital of $1,882,926. Cash and cash equivalents decreased $1,034 from $46,540 at December 31, 2019 to $45,506 at September 30, 2020. For the nine months ended September 30, 2020, $916,385 was provided by financing activities, $875,284 was used in operating activities, and $42,135 was used in investing activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources although it is in negotiations with a senior secured lender to replace all of the current convertible notes which expire prior to the end of the year..

We currently have no commitments with any person for any capital expenditures other than a 2021 commitment for marketing, sales, and royalty payments to Lifeguard Licensing in the amount of $360,000

We have no off-balance sheet arrangements.

Trend Information

The novel coronavirus disease of 2019 (“COVID-19”) outbreak has affected the Company’s operations as set forth above. The full impact of the COVID-19 outbreak continues to evolve. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the foreseeable future, however, as a direct result of medical offices closure in our primary area of operations, our sales for third quarter are down approximately 60% year over year and quarter over quarter. During the course of the pandemic situation, the Company laid off 80% of its workforce in the CBD business and are just now recovering those operations. Our inventory increased to over $500,000 due to lack of sales, but fortunately, the product shelf life exceeds two years so as sales increase, we expect inventory levels to level off at close to $200,000. Our Duramed division was tasked with 90% of the affiliate doctors ceasing operations for period from 4-8 months and are just now recovering full operations. Presently, our Duramed operations are at 60% of pre-COVID operational level. Our expectation that as business open, and in particular medical offices, that our recovery will progress in sync with the speed of the business openings and expect to be back to pre-COVID operational level by end of the 1st quarter 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2020, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period September 30, 2020 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q, however The Company has been directly impacted and has experienced moderate interruption during this challenging COVID-19 pandemic. In accordance with applicable federal and state guidelines, the Company has implemented and prioritized strict social distancing measures, good manufacturing practices, proper sanitization measures, and new manufacturing guidelines. Although several Company customers have experienced business shutdowns during the last few weeks, this has dramatically impacted our online ordering and/or initiating new direct shipment orders. Additional COVID operating requirements to insure safety, handling requirements, sanitation requirements have placed a significant burden on order processing and fulfilment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the nine months ended September 30, 2020 are as follows:

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

From July 1, 2020 through September 30, 2020, the Company issued an aggregate of 145,000 shares of CANB Common Stock to multiple consultants for services rendered.

From July 1, 2020 through September 30, 2020, the Company issued an aggregate of 100,000 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From July 1, 2020 through September 30, 2020, the Company issued an aggregate of 478,715 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From July 1, 2020 through September 30, 2020, the Company received an aggregate of 543,715 shares of CANB Common Stock from an exchange agreement whereby shares of Iconic Brands, Inc. held by the Company were exchanged for shares of stock in the Company held by Iconic Brands, Inc.

From July 1, 2020 through September 30, 2020, the Company issued an aggregate of 60,000 shares of CANB Common Stock for the acquisition of inventory.

From July 1, 2020 through September 30, 2020, the Company issued an aggregate of 185,000 shares of CANB Common Stock to FirstFire Global Opportunities Fund, LLC pursuant to a junior convertible promissory note purchase agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1A	Articles of Incorporation, as amended(1)
3.1B	Articles of Amendment with Series C Certificate of Designation(3)
3.2	Bylaws(2)
10.1	Hemp processing use agreement with Mediiusa Group, Inc.
10.2	Platform Account Contract with SRAX, Inc.
10.3	Convertible Promissory Note with FirstFire Global Opportunities Fund, LLC(4)
10.4	Convertible Promissory Note with Eagle Equities, LLC(5)
10.5	Convertible Promissory Note with EMA Financial, LLC(5)
10.6	Convertible Promissory Note with Labrys Fund, LP(6)
10.7	License Agreement with Lifeguard Licensing Corp(7)
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2020 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on January 14, 2020 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on June 24, 2020 and incorporated herein by reference.
(6)	Filed with the Form 1-A/A Offering Statement filed with the SEC on July 17, 2020 and incorporated herein by reference.
(7)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Can B Corp.

Date: November 16, 2020	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: November 16, 2020	By:	/s/ Stanley L. Teeple
Stanley L. Teeple, Chief Financial Officer

