Form 10-K
period 2020-12-31
Can B Corp
filed 2021-04-14
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

516-595-9544

Registrant’s telephone number, including area code:

None

Securities Registered Pursuant to Section 12(b) of the Act:

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
None	CANB	N/A

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Nil par value per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2020, was $3,758,316 based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of March 25, 2021, the registrant had outstanding 16,667,655 shares of common stock, $0.00 par value per share.

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,700,000,000 in annual gross revenue and did not have such amount as of December 31, 2020, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1 billion or more in annual gross revenues; (ii) the end of fiscal year 2021; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

PART I

Item 1.	Business

Company Overview

Can B̅ Corp. (the “Company,” “CAN B,” “CANB,” “we,” “us,” and “our”) was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005 in order to tap into a largely un-serviced segment of the web-based advertising industry. Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008, in order to acquire Prosperity’s office productivity software suite as a complement to WRAP’s existing intellectual property. After its acquisition, the Company transferred Prosperity’s operations to WRAP; however, the Company does not currently actively operate its WRAP or Prosperity divisions pending decision on whether to hold on to, sell or repurpose such assets.

Around the first quarter of 2017, the Company began to transition into the Hemp CBD industry and now operates four distinct health and wellness divisions: retail sales (Canbiola, Nu Wellness, Seven Chakras, and Pure Leaf Oil), R&D and manufacturing (Pure Health Products and Botanical Biotech), durable medical devices (Duramed), cultivation and processing (Green Grow Farms, Inc.). On May 15, 2017, WRAP changed its name to Canbiola, Inc. to reflect its transition. On March 6, 2020 CANB changed its name to “Can B̅ Corp.” in order to segregate its corporate identity from its lead products branded under the Canbiola™ brand.

Effective December 27, 2010, WRAP effected a 10 for 1 forward stock split of its common stock. Effective June 4, 2013, WRAP effected a 1 for 10 reverse stock split of its common stock. On March 6, 2020, Can B̅ effected a 1 for 300 reverse stock split of its common stock. The accompanying consolidated financial statements retroactively reflect these stock splits.

Business Segments

The Company is in the business of promoting health and wellness through its development, manufacture and sale of products containing cannabinoids derived from hemp biomass (without psychoactive effect from THC) and the licensing of durable medical devises.

Hemp is thought to contain anywhere from 60 to over 100 naturally occurring compounds (cannabinoids) thought to interact with cannabinoid receptors present on the surface of cells in various parts of the central nervous system. The effects of cannabinoids are thought to depend on the area of the brain involved. Cannabidiol (“CBD”) is probably one of the most well-known of these compounds, thought to have many beneficial uses. CBD is incorporated into many of the Company’s products; however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third-parties looking to incorporate such compounds into their products. The Company has all of its hemp based raw materials to incorporated into products tested by a 3rd party independent laboratory. The Company aims to be the premier provider of the highest quality natural hemp CBD products on the market through sourcing the very best raw material and developing a variety of products it believes will improve people’s lives in a variety of areas.

FDA DISCLAIMER

The statements found herein have not been evaluated by the Food and Drug Administration (FDA) and the Company’s products are not intended to diagnose, treat, cure or prevent any disease or medical condition.

I-	Retail Sales

The Company currently has four in-house branded CBD products that are sold to consumers, Canbiola™, Nu Wellness™, Seven Chakras™ and Pure Leaf Oil™. On February 22, 2021, the Company entered into an agreement to purchase additional CBD brand assets from Imbibe Health Solutions, LLC, a Delaware limited liability company. The assets will be placed into the Company’s wholly owned subsidiary, Imbibe Wellness Solutions, LLC, a Nevada limited liability company (fka Radical Tactical LLC) (“Imbibe”), and will include the intellectual property rights, including trademarks, logos, know how, formulations, productions procedures, copyrights, social media accounts, domain names and marketing materials relating to the Imbibe™ branded products, including a muscle and joint salve, unscented fizzy bath soak, CALM massage oil, Me x 3 Metabolic Energy (energy and dietary supplement), and Muscle, Joints & Back CBD Cryo Gel. The acquisition of the Imbibe™ assets has not closed and is pending the Company’s due diligence.

The Company’s Canbiola™ CBD products are sold via medical professionals under distribution agreements and directly by the Company via its website and vending machines. The Canbiola™ assets are held directly by the Company and include tinctures, soaps, bath soaks, cryo-gel, salves, massage oils, powders, capsules and roll-ons.

The Company’s Pure Leaf Oil™ assets are held by its wholly owned subsidiary, Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”). Pure Leaf Oil™ CBD products are sold via PHP’s website, direct to consumer via walk-in business, and through distributors and are meant for retail customers not referred through the medical community. Pure Leaf Oil™ products include massage oils, joint salves, bath salts, nano sprays, drops, and cryo-gels. PHP also holds the assets related to its Seven Chakras™ brand. Seven Chakras™ is targeted toward health clubs, spas, and beauty lines and CBD products include lotion, massage oils, roll-ons, isolate, powders, capsules, and bath soaks. Severn Chakras™ has its own internet website and direct markets to its customer base.

PHP has also created a new brand, Nu Wellness™, which it intends to market through distributors as an independent pharmacy brand targeted towards independent retail drug stores. Nu Wellness™ has yet to launch or make sales, which are intended to occur sometime in 2021.

II-	R&D and Manufacturing

To date, Pure Health Products has acted as the Company’s research and development and manufacturing arm. PHP manufactures all of the Company’s CBD products and also provides white label manufacturing and production services to third parties. Through PHP, the Company is able to control the manufacturing process of its products while reducing its production costs.

In December, 2018, the Company acquired 100% of the membership interests in Pure Health Products, with which it had had and has an exclusive production agreement, pursuant to an Acquisition Agreement (“PHP Acquisition Agreement”). In January, 2019, PHP acquired certain assets from Seven Chakras, LLC (“Seven Chakras”), a former competitor, which assets included the rights and title to (i) Seven Chakras’ proprietary formulas, methods, trade secrets, and know-how related to the production of Seven Chakras’ CBD products, (ii) Seven Chakras’ tradename, domain name, and social media sites, and (iii) other assets of Seven Chakras including but not limited to raw materials, equipment, packaging and labeling materials, mailing lists, and marketing materials.

Around March 17, 2021, the Company acquired assets through its newly-formed, wholly-owned subsidiary, Botanical Biotech, LLC, a Nevada limited liability company (“BB”or “Botanical Biotech”). Such assets include certain materials and manufacturing equipment and marketing or promotional designs, brochures, advertisements, concepts, literature, books, media rights, rights against any other person or entity in respect of any of the foregoing and all other promotional properties, in each case primarily used, developed or acquired by the Sellers for use in connection with the ownership and operation of the BB Assets. BB has also engaged certain sellers of the BB assets and lab technicians in order to perform research and development and manufacturing of CBG and CBN products to be sold to third parties for incorporation into their products. The Company does not at this time intend to develop or market its own products containing CBG or CBN.

III-	Durable Medical Equipment

Through its medical device division, Duramed, Inc. (“Duramed”) and Duramed MI LLC, a Nevada limited liability company fka DuramedNJ, LLC (“Duramed MI”), the Company serves the post-surgery medical patient arena aiming to aid in recovery and pain reduction.

In November 2018, the Company formed Duramed, Inc. to facilitate the manufacture and sale of durable medical equipment (“DME”) incorporating CBD. On January 14, 2019, Duramed entered into a Memorandum of Understanding (the “Sam MOU”) with Sam International (“Sam”) and ZetrOZ Systems LLC (“ZetrOZ” and, collectively with Sam, the “Manufacturers”). Pursuant to the Sam MOU, the Manufacturers granted Duramed the exclusive right to distribute sam® Pro 2.0 (SA271) and sam® Gel Coupling Patches (UB-14-72) within the United States for the Personal Injury Protection/No Fault Market during the term of the Sam MOU. Duramed has agreed to purchase monthly minimums from the Manufacturers at a price per Unit of $2,447. The exclusivity of the Distribution License granted to Duramed under the Sam MOU was dependent upon meeting the monthly minimum, which did not happen. In addition, Duramed was granted the right to distribute sam® Gel Capture Patches (UB-14-24). Duramed will get rebates of 2%-3% based on the volume of products sold by it. We did not meet the monthly minimums as contemplated by the Sam MOU and as such we are currently distributing the aforementioned products on an at-will, non-exclusive basis.

On May 29, 2019, the Company created Duramed MI to execute the same business strategy into the no-fault insurance market in New Jersey that it had developed in New York; however, Duramed MI is not currently operating in NJ and is in the process of moving its operations to Michigan, which have not begun yet.

IV-	Hemp Production, Aggregation, Processing, and Sale

On July 11, 2019, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with NY – SHI, LLC, a New York limited liability company (“NY – SHI”), EWSD I LLC dba SHI Farms, a Delaware limited liability company (“SHI Farms”), Pivt Labs, LLC, a Nevada limited liability company fka NY Hemp Depot LLC (“Pivt”), a wholly-owned subsidiary of CANB . Pursuant to the JV Agreement, NY – SHI and Pivt entered into a joint venture for the purpose of jointly implementing a business model to aggregate and purchase fully-grown, harvested industrial hemp from third-party farmers in the State of New York. The Joint Venture was not formally consummated and has been disbanded, with the parties executing a settlement agreement. Pursuant to the settlement agreement, NY – Shi agreed to return all shares issued to it under the JV Agreement (which return has yet to be processed) but was permitted to keep the cash payment of $500,000.00 made to it by the Company. Before the end of the joint venture NY – SHI’s cultivating license was amended to add Pivt. Pivt currently has no operations but the Company does intend to use it for hemp cultivation in the future, if and when it becomes economically viable to do so.

On December 4, 2019, the Company entered into a Stock Purchase Agreement (the “GGFI Agreement” with Iconic Brands, Inc., a Nevada corporation (“ICNB”) and Green Grow Farms, Inc., a New York corporation (“GGFI” or “Green Grow” and, collectively with ICNB and the Company, the “Parties”). Pursuant to the terms of the GGFI Agreement, at closing, the Company received 51% equity interest in Green Grow (the “GG Shares”) in exchange for an aggregate of 125,000 (post split) shares of the Company’s common stock (the “Purchase Shares”). On June 30, 2020 (the “Valuation Date”), a valuation of the Purchase Shares was to be (and was) performed for the purpose of determining whether the Market Price Per Purchase Share (as defined in the GGFI Agreement) on the Valuation Date was less than $1,000,000. In the event that the aggregate Market Price Per Purchase Share on the Valuation Date was less than $1,000,000, the Company was to issue to the ICNB such a number of additional shares (“Additional Purchase Shares”) so that the aggregate value of aggregate shares issued to ICNB for the purchase of the GG Shares (taking into account the Purchase Shares and the Additional Purchase Shares) equaled $1,000,000. For purposes of the valuation, Market Price Per Purchase Share was to be determined based upon the 10-day average VWAP for the 10-day period ending on June 30, 2020. On June 30, 2020, it was determined that ICNB was owed an additional 418,714 shares, which it was issued.

On March 3, 2020, the Company entered into an Agreement (the “Modification Agreement”) with Green Grow, New York Farm Group, Inc., a New York corporation (“NYFG”), Steven Apolant, an individual, and Peter Scalise, an individual, relating to the GGFI Agreement, as amended. Following the closing of the GGFI Agreement, the Company discovered that certain assets of GGFI were valued at less than the amount GGFI had previously represented. In light of the foregoing, pursuant to the Modification Agreement, NYFG agreed to assign to CANB (i) all of the equity interests in GGFI held by NYFG and (ii) 1,000,000 shares of ICNB’s common stock. Each party to the Modification Agreement also agreed to release the other parties thereto from all claims relating to the GGFI Agreement and the transactions contemplated thereby. As a result of the transaction contemplated by the Modification Agreement, the Company now owns 100% of GGFI. On July 29, 2020, ICNB entered into an agreement whereby ICNB agreed to exchange its CANB Shares for CANB’s 1,000,000 ICNB shares.

Through GGFI, the Company grew its own hemp in New York and partnered with third party growers in other states whereby GGFI provided the farmers with seed and training and splits profits with the farmers. GGFI was to supply the Company with all hemp needed for the Company to produce its CBD products, which hemp would be processed by a third party and shipped to the Company’s production facility in Lacey, WA. Notwithstanding the foregoing, currently, it is less expensive to buy CBD isolate than to produce the isolate from hemp grown by the Company. Accordingly, the Company has stopped its Green Grow operations in favor of buying raw products from third parties. If and when it makes economic sense to grow its own hemp again, the Company will resume Green Grow operations.

V-	Lifestyle Brands

On January 28, 2020, the Company entered into a License Agreement (the “Lifeguard Agreement”) with LIFEGUARD LICENSING CORP., a Delaware corporation (“Lifeguard”). Pursuant to the Lifeguard Agreement, Lifeguard granted the Company the right to use its LIFEGUARD® trademark (the “Mark”) in connection with the Company’s manufacture, marketing, distribution, and sale of products (the “License”). Due to COVID 19, the Company was delayed in its production of LIFEGUARD® products and has yet to begin such production. Consequently, the Company is in negotiations with Lifeguard to terminate the License and each walk-away. The Company and Lifeguard have yet to execute the settlement agreement but have agreed on terms, being that the Lifeguard Agreement will be terminated, the parties will release any potential claims they may have against one another and the Company will deliver to Lifeguard any promotional or marketing materials and samples developed by the Company under the License.

Competitive Conditions

The CBD and cannabis markets are flooded with competition ranging from mom and pop operations to multi-million-dollar conglomerates, many with longer operating histories, more capital and/or more industry knowledge than the Company. The Company hopes to partner with or engage industry specialists to help set it apart from its numerous competitors. The Company believes that one of those points of differentiation will be its 3rd party independent testing “Certificate of Analysis” conducted on all of the CBD isolate products it purchases and posting of those lab results on its website. The three largest CBD companies known to the Company are Elixinol LLC, a UK based company with $37 million revenue, GW Pharmaceuticals also UK based with $19 million revenue, and Aurora Cannabis based in Canada with just over $19 million revenue. The top USA companies include Medical Marijuana, CV Sciences, Gaia Herbs, and Charlotte’s Web with respective revenues of $59, $48, $45, and $17 million. Worthy of note is that Charlotte’s Web is on the shelf right next to us at Northwell health.

Hemp and CBD biomass has glutted the US market, benefiting our manufacturing divisions with less expensive product but causing our hemp cultivation and processing division to become financially imprudent until the oversupply issue has resolved. Thus, we have halted operations in such division for the time being but may resume such operations should a sound opportunity present. Although we have contract farm agreements in place to grow and harvest well over 100 acres of hemp biomass in three states, other raw materials for our finished products have at least three sources of supply in the open market and we have little risk of any ingredient supply at this time.

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

The Company employs through its Pure Health Product LLC division, two full time product researchers and developers and technology experts who, on a daily basis, set the quality standards and new product development status and time-line agendas under the direct supervision of the Company’s management team. All finished products are stored for time- quality measurement, and EVERY batch of every product is sent to an independent third-party lab for a Certificate of Analysis (“COA”) of the finished products. These COA’s are both listed on our web site and available via the QR code on every retail package.

The Company has not registered any of its trademarks with the USPTO or any state agency.

Employees

The Company, directly or through its subsidiaries, currently has 17 employees, 15 of which are full-time employees, one who is part-time, and one who is under a service agreement.

The Company employs through its Pure Health Products LLC Division, two full time product researchers and CBD technology experts who, on a daily basis, set the quality standards and new product development status and time-line agendas under the direct supervision of the company’s management team. Additionally, there is a division president, three production personnel and five sales/ marketing and fulfillment personnel.

Duramed, the medical device company employees four people including the division manager and 3 field operation personnel.

Botanical Biotech employs a division President, lab mangers, and one contract lab product designer.

The remaining three people are corporate staff and are directly employed by the Company.

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

Research and Development

In fiscal year 2020 and 2019 we spent $165,000 and $150,000 respectively, in research and development which was expensed as spent.

Government Regulation

The cultivation and sale of hemp and hemp products is federally regulated under the United States Farm Bill. The 2018 Farm Bill removed hemp as a Schedule 1 Substance under the Controlled Substances Act; however, rules and regulations relating to manufacture and sale of CBD products under the Farm Bill must still be promulgated and are expected to impact the Company’s operations. As the CBD industry and our product lines expand, it is uncertain what other statutory schemes and agencies will start to regulate our CBD products. The FDA currently still considers the addition of CBD to food products, cosmetics or supplements to be illegal and prohibits the advertisement of CBD products with health claims. The Company must also comply with each state’s laws relating to the sale of hemp-based CBD products, with some states allowing the sale of CBD, some states limiting to medical purposes and some states banning outright. These regulations may affect, among others, the way the Company manufactures and distributes its products, the way the Company is taxed, the way the Company banks, the location of the Company’s facilities, the content and testing of the Company’s products, and the quality of the Company’s services. The Company has not sought or received approval of any of its products from the FDA or any state agency. Should the Company be sanctioned by the FDA or state agencies, it could materially, negatively impact the Company’s operations and revenue sources.

We are also subject to general business regulations and laws as well as Federal and state regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations. CBD sales are additionally state regulated for shipping and the Company maintains a current list.

Transfer Agent

We have engaged Transhare Corporation located at 2849 Executive Drive, Suite 200, Clearwater, FL 33762 as our transfer agent.

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

The lease payments are: Pure Health Products in Lacey WA $2,345 per month, Can B̅ Corp. home office in Hicksville NY $3,917 per month, out of which all subsidiaries other than Botanical Biotech and PHP operate.

Botanical Biotech has taken over a short-term lease where the lab and production facilities are set up for full operation in Miami while it scouts for a more suitable location. Once a new lease decision is made, the move, if decided upon, and consequent set-up would take approximately three days to relocate.

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

2020 (Post 300:1 Reverse Split)
	High	Low
First Quarter	$6.30	$0.95
Second Quarter	$1.98	$0.40
Third Quarter	$1.80	$0.40
Fourth Quarter	$0.67	$0.35

2019 (Pre- 300:1 Reverse Split adjusted for post-split numbers)
	High	Low
First Quarter	$29.40	$11.93
Second Quarter	$18.45	$11.10
Third Quarter	$13.17	$12.90
Fourth Quarter	$6.90	$5.94

The last reported sale price of the Company’s common stock as of March 25, 2021 was $0.52 per share.

Record Holders

As of March 25, 2021, there were 16,667,655 shares of common stock issued and outstanding to approximately 203 shareholders of record.

Dividends

The Company paid $0 in in-kind dividends on its Series B Preferred Stock by the issuance of common stock to the Series B holders in 2020 and 2019. Each share of Series B Preferred Stock has the first preference to dividends, distributions and payments upon liquidation, dissolution and winding-up of the Company, and is entitled to an accrued cumulative but not compounding dividend at the rate of 5% per annum whether or not declared. After six months of the issuance date, such share and any accrued but unpaid dividends can be converted into common stock at the conversion price which is the lower of (i) $0.0101; or (ii) the lower of the dollar volume weighted average price of CANB common stock on the trading day prior to the conversion day or the dollar volume weighted average price of CANB common stock on the conversion day. The Series B Preferred Stock have no voting rights. There are no currently outstanding shares of Series B Preferred Stock.

We do not anticipate paying any cash dividends in the foreseeable future. Except for its Series B Preferred Stock, of which there are none issued and outstanding, the payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance under Equity Compensation Plans

On July 28, 2020, the Company adopted an Incentive Stock Option Plan (“ISO”). The purpose of this Can B Corp. 2020 ISO (the “Plan”) is to attract, retain, and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its Related Companies by providing them the opportunity to acquire a proprietary interest in the Company and to align their interests and efforts to the long-term interests of the Company’s stockholders. The Plan is administered by the Compensation Committee or, in the Board’s sole discretion, the Board. The Compensation Committee shall be composed of two or more directors, each of whom is a “non-employee director” within the meaning of Rule 16b-3(b)(3) promulgated under the Exchange Act, or any successor definition adopted by the Securities and Exchange Commission. As used in this Plan, the term “Compensation Committee” shall be construed as if followed by the words “(if any);” and nothing in this Plan requires the Board to have a Compensation Committee. Except for the terms and conditions explicitly set forth in the Plan and to the extent permitted by applicable law, the Committee shall have full power and exclusive authority, subject to such orders or resolutions not inconsistent with the provisions of the Plan as may from time to time be adopted by the Board or a Committee composed of members of the Board, to (i) select the Eligible Persons to whom Awards may from time to time be granted under the Plan; (ii) determine the type or types of Award to be granted to each Participant under the Plan; (iii) determine the number of shares of Preferred Stock and/or Common Stock (collectively, “Stock”) to be covered by each Award granted under the Plan; (iv) determine the terms and conditions of any Award granted under the Plan; (v) approve the forms of notice or agreement for use under the Plan; (vi) determine whether, to what extent and under what circumstances Awards may be settled in cash, shares of Preferred Stock and/or Common Stock or other property or canceled or suspended; (vii) determine whether, to what extent and under what circumstances cash, shares of Stock, other property and other amounts payable with respect to an Award shall be deferred either automatically or at the election of the Participant; (viii) interpret and administer the Plan and any instrument evidencing an Award, notice or agreement executed or entered into under the Plan; (ix) establish such rules and regulations as it shall deem appropriate for the proper administration of the Plan; (x) delegate ministerial duties to such of the Company’s employees as it so determines; and (xi) make any other determination and take any other action that the Committee deems necessary or desirable for administration of the Plan. Subject to adjustment from time to time, a maximum of two thousand (2,000) shares of Class C Preferred Stock and ten million (10,000,000) shares of Common Stock shall be available for issuance under the Plan. Shares issued under the Plan shall be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company as treasury shares. The Committee shall also, without limitation, have the authority to grant Awards as an alternative to or as the form of payment for grants or rights earned or due under other compensation plans or arrangements of the Company. Subject to earlier termination in accordance with the terms of the Plan and the instrument evidencing the Option, the maximum term of an Option shall be ten years from the Grant Date. An Award may be granted to any employee, officer or director of the Company or a Related Company whom the Committee from time to time selects. An Award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any Related Company that (a) are not in connection with the offer and sale of the Company’s securities in a capital-raising transaction and (b) do not directly or indirectly promote or maintain a market for the Company’s securities.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Excise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans*
Equity compensation plans approved by security holders	1,187,199	$0.36	58,812.801
Equity compensation plans not approved by security holders	-	-	-
Total	1,187,199	$0.36	58,812,801

●	Represents 2,000 Series C Preferred Shares on an as-converted basis and 8,812,801 shares of common stock available under the Plan.

Recent Sales of Unregistered Securities

The following is a summary of transactions since our previous disclosure on our Form 10-Q filed with the Securities and Exchange Commission on November 16, 2020 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Each offer and sale were exempt from registration under either Section 4(a)(2) of the Securities Act and/or Rule 506(b) or Rule 504 under Regulation D of the Securities Act, unless otherwise indicated.

From October 1, 2020 through December 31, 2020, the company issued an aggregate of 435,311 shares  of CANB Common Stock to multiple consultants for services rendered. The aggregate amount of consideration received totaled $161,123.

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 70,000  shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered. The aggregate amount of consideration received totaled $22,155.

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 50,000 shares of Common Stock under the terms of hemp processing use agreement. The aggregate amount of consideration received totaled $15,825.

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 600,000 shares of Common Stock under the terms of Stock Purchase Agreements for total proceeds of $300,000. The aggregate offering price under the Stock Purchase Agreement totaled $.50.

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 193,524 shares of Common Stock to FirstFire Global as agreed for conversion  shares related to a note payable. The aggregate amount of consideration received totaled $61,250.

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 394,304 shares of CANB Common Stock to Arena Special Opportunities Partners I, LP for a commitment fee pursuant to a securities purchase agreement. The aggregate amount of consideration received totaled $124,797.

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 15,133 shares of CANB Common Stock to Arena Special Opportunities Fund, LP for a commitment fee pursuant to a securities purchase agreement. The aggregate amount of consideration received totaled $4,783.

From January 1, 2021 through March 31, 2021  the Company issued an aggregate of 6,887,057 shares of Common Stock under its Regulation 1-A offering statement currently in effect. The aggregate offering price under the Stock Purchase Agreement totaled $.50.

From January 1, 2021 through March 25, 2021 the Company issued an aggregate 130,750 shares of common stock to various consultants for services. The aggregate amount of consideration received totaled $31,635.

From January 1, 2021 through March 25, 2021 the Company issued an aggregate of 355,057 shares of Common Stock under an asset acquisition agreement with Botanical Biotech . LLC for asset purchase which was half in cash and half in equity issuance. The aggregate amount of consideration received totaled $137,673.

From January 1, 2021 through March 25, 2021 the Company issued an aggregate of 150 shares of Preferred C shares under multiple employment agreements. The Preferred C shares converted to 3,750,000 shares of Common Stock upon issuance. The aggregate amount of consideration received totaled $145,063.

In March through April 2021 the Board of Directors authorized issuance of Preferred D, voting rights only shares, each holding voting rights of 10,000 common to 1 Preferred D to Marco Alfonsi, Stanley Teeple, and Pasquale Ferro in the amount of 600 shares each and to Philip Scala in the amount of 150 shares.

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

We manufacture and sell products containing CBD. We also provide document, project, marketing and sales management systems to our residual business clients through our website and proprietary software, which divisions are being wound-down. The consolidated financial statements include the accounts of CANB and its wholly-owned subsidiary Pure Health Products from the date of its acquisition on December 28, 2018. Duramed Inc. results reflect their first full year of operation in 2020 and reflect the general downturn in the elective surgery business due to COVID. Green Grow Farms was essentially dormant as it has produced sufficient biomass which was converted into isolate to supply Pure Health products for most of 2021’s anticipated production.

Results of Operations

Year Ended December 31, 2020 compared with Year Ended December 31, 2019:

Revenues decreased $595,834 from $2,305,503 in 2019 to $1,709,669 in 2020. The decrease was due to the COVID-19 pandemic. Essentially, nationally elective surgeries were curtailed in favor of emergency use of all operating rooms and facilities, which dramatically curtailed the use of our ultrasound device associated with patient recovery. Additionally, distributor and medical office sales of our main-line CBD products such as tinctures and salves, were diminished due to closing and limited access to medical office facilities, again directly tied to the COVID pandemic.

Cost of product sales decreased $320,522 from $598,584 in 2019 to $278,062 in 2020 due to an oversupply of Hemp and CBD biomass in the market.

Officers and director’s compensation and payroll taxes decreased $561,998 from $2,639,711 in 2019 to $2,077,713 in 2020. The 2020 expense amount ($2,077,713) includes additional stock-based compensation of ($1,589,224) pursuant to their respective employment agreements and related payroll taxes ($33,705). The 2019 expense amount ($2,639,711) includes additional stock-based compensation of ($1,587,060) pursuant to their respective employment agreements and related payroll taxes ($39,962).

Consulting fees decreased $2,236,267 from $3,014,329 in 2019 to $778,062 in 2020. The 2020 expense amount ($778,062) includes stock-based compensation of ($669,956), resulting from stock issued for the service of consultants. The 2019 expense amount ($3,014,329) includes stock-based compensation of ($2,831,232), resulting from stock issued for the service of consultants.

Advertising expense increased $186,481 from $333,441 in 2019 to $519,922 in 2020.

Hosting expense increased $9,747 from $13,034 in 2019 to $22,781 in 2020.

Rent expense decreased $12,178 from $246,968 in 2019 to $234,790 in 2020.

Professional fees increased $245,772 from $287,441 in 2019 to $533,213 in 2020.

Depreciation of property and equipment increased $3,848 from $12,627 in 2019 to $16,475 in 2020.

Amortization of intangible assets increased $516,817 from $142,093 in 2019 to $658,910 in 2020.

Reimbursed expenses decreased $154,867 from $242,585 in 2019 to $87,718 in 2020.

Other operating expenses increased $209,334 from $667,097 in 2019 to $876,431 in 2020. The increase was due largely to higher commission fees, supplies expense and office expense in 2020 compared to 2019.

Net loss decreased $184,249 from $5,900,760 in 2019 to $5,716,511 in 2020. The increase was due to the $1,793,311 decrease in total operating expenses offset by the $1,332,530 increase in other expense – net, the $1,220 increase in provision for income taxes and the $275,312 decrease in gross profit.

Liquidity and Capital Resources

At December 31, 2020, the Company had cash and cash equivalents of $457,798 and a working capital of $1,792,668. Cash and cash equivalents increased $411,258 from $46,540 at December 31, 2019 to $457,798 at December 31, 2020. For the year ended December 31, 2020, $2,383,598 was provided by financing activities, $1,947,091 was used in operating activities, and $25,249 was used in investing activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.  It is anticipated that Green Grow will again begin operations later in 2021 as Pure Health Products revenue increases and the need for additional isolate is present. Today, the available oversupply of isolate makes it cheaper to buy quality product at the market than to grow, harvest, and extract from scratch. Duramed, Inc. is beginning to show improvements in office utilization of its ultrasound device as more surgery centers are reopening.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2020 and 2019 and the report of BMKR, LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-25 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO), as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO has concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the small size of our accounting staff and the lack of segregation of duties.

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

Management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2020, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principle, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

In accordance with the employment agreements for Marco Alfonsi, Pasquale Ferro, and Stanley Teeple, respectively, 50 of the 200 Preferred C shares allocated to each employee were issued to each, which were immediately converted, representing 1,250,000 common shares for each person.

On March 27, 2021, the Company filed an amendment to its articles of incorporation to authorize 4,000 shares of a new Series D Preferred Stock with a par value of $0.001 each. All Series D Preferred Shares shall rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and shall rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. Each Series D Preferred Share shall have voting rights equal to 10,000 shares of Common Stock, adjustable at any recapitalization of the Company’s stock. In the event of a liquidation event, whether voluntary or involuntary, each holder shall have a liquidation preference on a per-share amount equal to the par value of such holder’s Series D Preferred Shares. The holders shall not be entitled to receive distributions made or dividends paid to the Company’s other stockholders. Except as otherwise required by law, for as long as any Series D Preferred Shares remain outstanding, the Company shall have the option to redeem any outstanding share of Series D Preferred Shares at any time for a purchase price of par value per share of Series D Preferred Shares (“Price per Share”). Should the Company desire to purchase Series D Preferred Shares, the Company shall provide the Holder with written notice and a check or cash in an amount equal to the number of shares of Series D Preferred Shares being purchased multiplied by the Price per Share. The shares of Series D Preferred Shares so purchased shall be deemed automatically cancelled and the Holder shall return the certificates for such share to the Corporation. On or around March 27, 2021, the Company issued Mr. Alfonsi, Mr. Ferro, and Mr. Teeple Series D Preferred Stock in the amount of 600 shares each and to COO Philip Scala in the amount of 150 shares, collectively representing 19,500,000 voting shares.

On January 1, 2021, the Company issued a convertible promissory note to KORR Acquisition Group, Inc. in the principal amount of $175,000 for consulting services provided. The note had a maturity of one year and accrued interest at a rate of 6% per annum. On or around March 26, the Company paid the note in full. KORR used the proceeds from the Note and re-invested it through the Company’s Regulation A offering.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our board of directors is to be elected annually by our shareholders. The board of directors elects our executive officers annually. Our directors and executive officers as of March 25, 2021 are as follows:

Name	Age	Position
Marco Alfonsi	60	CEO, Director and Chairman since June 15, 2017
Stanley L. Teeple	72	CFO, Secretary and Director since October 1, 2018
Phil Scala	69	Interim COO since August 15, 2019
Pasquale Ferro	60	President, Pure Health Products since December 31, 2018
David Posel	43	COO. Pure Health Products- since February 12, 2018
Frederick Alger Boyer, Jr.	52	Independent Director appointed October 9, 2019
Ronald A. Silver	85	Independent Director appointed October 9, 2019
James F. Murphy	73	Independent Director appointed October 9, 2019

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

Board Committees

We have established an audit committee, compensation committee, or nominating committee. With one of the independent Directors sitting as chair of each committee. Mr. Ron Silver is Chairman of the Nominating Committee, Mr. James Murphy is Chairman of the Audit Committee, and Mr. Alger Boyer is Chairman of the Compensation Committee.

Family Relationships

There are no familial relationships between any of our officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our current directors and executive officers have not been involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

The Company is not currently listed on any national securities exchange that has a requirement that the board of directors be independent. However, in anticipation of a possible exchange up listing, and in an effort toward better Board oversight, the company has engaged three independent Directors making the independent outside directors a majority on the Board of Directors.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees and officers, and the members of our Board of Directors. This Code of Ethics is posted on the Company’s website www.canbiola.com and applies to all executive officers including CEO, CFO and COO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2020, the following Reporting Persons did not meet all applicable Section 16(a) filing requirements: (i) Stanley Teeple, (ii) David Posel, and (iii Phil Scala. (iv.) Frederick Alger Boyer, (v.) Ronald Silver, (vi) James Murphy, (vi.) Pasquale Ferro, (vii.) Andrew Holtmeyer, (viii) Marco Alfonsi Otherwise, we believe that the Reporting Persons met such filing requirements.

Item 11.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2020.

Executive Summary Compensation Table
Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan comp.	Non-qualified deferred comp. earnings	All other comp.	Total
Marco Alfonsi (1)	2019	$180,000	$0	$0	$0	$0	$0	$0	$180,000
	2020	$112,500	$0	$0	$93,906	$0	$0	$0	$206,406
Stanley L. Teeple(2)	2019	$180,000	$0	$372,667	$117,000	$0	$0	$0	$669,667
	2020	$112,500	$0	$469,301	$93,906	$0	$0	$0	$675,707
Andrew Holtmeyer (3)	2019	$180,000	$0	$105,485	$0	$0	$0	$0	$285,485
	2020	$6,000	$0	$211,549	$0	$0	$0	$0	$217,549
David Posel (4)	2019	$60,000	$0	$64,355	$0	$0	$0	$0	$124,355
	2020	$60,000	$0	$64,531	$0	$0	$0	$0	$124,531
Pasquale Ferro (5)	2019	$180,000	$0	$527,425	$0	$0	$0	$0	$707,425
	2020	$112,500	$0	$528,870	$93,906	$0	$0	$0	$735,276
Phil Scala (6)	2019	$7,500	$0	$0	$0	$0	$0	$0	$7,500
	2020	$0	$0	$0	$93,906	$0	$0	$0	$93,906

(1) Pursuant to an employment agreement entered on or around May 14, 2015, Marco Alfonsi was entitled to receive compensation of $6,000 per month through September 31, 2017 when the contract expired. On or around October 3, 2017, the Company entered into a new employment agreement with Mr. Alfonsi whereby he was entitled to receive $10,000 per month for a period of three years. Mr. Alfonsi also received one share of Series A Preferred Stock upon his execution of the new agreement. In addition, on or around October 4, 2017, the Company authorized the issuance of an additional two shares of Series A Preferred Stock to Mr. Alfonsi in consideration for cancellation of approximately $120,000 of deferred income owed to Mr. Alfonsi. The Company entered into a new employment agreement dated October 21, 2018 Mr. Alfonsi, pursuant to which Mr. Alfonsi agreed to continue to serve as the Company’s Chief Executive Officer (“CEO”) and accept appointment as Chairman of the Board of Directors (“Chairman”) for an initial term of four (4) years. He is entitled to receive $15,000 per month and other compensation under the new agreement. On December 28, 2020, Marco Alfonsi signed a three year Employment Agreement. Under that agreement, he is to receive a i) base salary of fifteen thousand dollars ($15,000.00) per month, ii) is eligible to receive cash and or stock bonuses, iii) shall receive a stock bonus in accordance with the Company’s Incentive Stock Option Plan (“ISOP”) in an amount of one-hundred thousand dollars ($100,000) per year of the Agreement, iv) 200 shares of the Company’s Series C Preferred stock, and v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances.

(2) Pursuant to an employment agreement entered on or around October 15, 2018, Mr. Teeple serves as the Company’s Chief Financial Officer and Secretary for a term of 4 years. The Agreement also provided for compensation to Mr. Teeple of $15,000 cash per month and the issuance of 1 share of Series A Preferred Stock upon execution of the Agreement. The fair value of the Series A preferred share is $578,000 and has a conversion vesting (but not voting) period of four years. An additional three shares of Series A Preferred Stock were issued in April 2019 per a new employment Agreement. The fair value of the Series A Preferred share issued in April 2019 is $992,250 and has a conversion (but not voting) vesting period of three years. In 2020 and 2019, the amortized portion of Series A preferred shares is $469,301 and $372,667, respectively. On December 28, 2020, Stanley Teeple signed a new three-year Employment Agreement. Under that agreement, he is to receive a i) base salary of fifteen thousand dollars ($15,000.00) per month, ii) is eligible to receive cash and or stock bonuses, iii) shall receive a stock bonus in accordance with the Company’s ISOP in an amount of one-hundred thousand dollars ($100,000) per year of the Agreement, iv) 200 shares of the Company’s Series C Preferred stock, and v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances.

(3) On February 16, 2018, the Company executed an Executive Service Agreement (“Holtmeyer Agreement”) with Andrew W Holtmeyer. The Holtmeyer Agreement provides that Mr. Holtmeyer serves as the Company’s Executive Vice President Business for a term of 3 years. The Holtmeyer Agreement also provides for compensation to Mr. Holtmeyer of $10,000 cash per month and the issuance of 3, 2 and 1 share of Series A Preferred Stock at the beginning of each year. On December 29, 2018, this Holtmeyer Agreement was terminated due to the execution of a new Holtmeyer Employment Agreement with Andrew W Holtmeyer. The Holtmeyer Employment Agreement provides that Mr. Holtmeyer serves as the Company’s Executive Vice President Business for a term of 4 years. The Holtmeyer Employment Agreement also provides for compensation to Mr. Holtmeyer of $15,000 cash per month and the issuance of 245,789 shares of common stock upon signing of the agreement. In 2018, the Company issued 5 shares of Series A Preferred Shares. April 1, 2020 Mr. Holtmeyer’s Employment Agreement was terminated in favor of a variable rate Commission Agreement with the Company.

(4) On February 12, 2018, the Company executed an Executive Service Agreement (“Posel Agreement”) with David Posel. The Posel Agreement provides that Mr. Posel serves as the Company’s Chief Operating Officer for a term of 4 years. The Posel Agreement also provides for compensation to Mr. Posel of $5,000 cash per month and the issuance of 1 share of Series A Preferred Stock at the inception of the Posel Agreement. In the fourth quarter, this Posel Agreement was terminated due to the execution of a new Posel Employment Agreement between Pure Health Products, LLC and David Posel. The fair value of the Series A preferred Stock is $373,000 and has a conversion (but not voting) vesting period of four years. In 2020 and 2019, the amortized portion of Series A preferred Stock related to Mr. Posel’s service as an executive is $64,531 and $64,355, respectively.

(5) On December 28, 2018, the Company executed an Executive Service Agreement (“Ferro Agreement”) with Pasquale Ferro. The Ferro Agreement provides that Mr. Ferro serves as the President of Pure Health Products, LLC for a term of 4 years. The Ferro Agreement also provides for compensation to Mr. Ferro of $15,000 cash per month and the issuance of 5 shares of Series A Preferred Stock upon execution of the Ferro Agreement. The fair value of the Series A preferred shares is $2,109,700 and has a conversion (but not voting) vesting period of four years. In 2019, the amortized portion of Series A preferred stock is $527,425. On December 28, 2020, Pasquale Ferro signed a three year Employment Agreement. Under that agreement, he is to receive a i) base salary of fifteen thousand dollars ($15,000.00) per month, ii) is eligible to receive cash and or stock bonuses, iii) shall receive a stock bonus in accordance with the Company’s ISOP in an amount of one-hundred thousand dollars ($100,000) per year of the Agreement, iv) 200 shares of the Company’s Series C Preferred stock, and v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances.

(6) On October 11, 2019, the Company executed an Executive Service Agreement (“Scala Agreement”) with Phil Scala. The Scala Agreement provides that Mr. Scala serves as the Interim Chief Operating Officer for a term of 90 days. The Scala Agreement also provides for compensation to Mr. Scala of $2,500 cash per month. On January 1, 2020, Scala and the Company extended the engagement until March 31, 2020. On December 28, 2020, Phil Scala signed a three-year Employment Agreement. Under that agreement, he is to receive a i) base salary of fifty-two thousand dollars per year, ii) is eligible to receive cash and or stock bonuses, iii) shall receive a stock bonus in accordance with the Company’s ISOP in an amount of one-hundred thousand dollars ($100,000), iv) 20 shares of the Company’s Series C Preferred stock, and v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances.

As of 12-31-2020, there were Incentive Stock Option Awards issued to Marco Alfonsi, Pasquale Ferro, Stanley Teeple, and Phil Scala in the amount of $100,000 each. The Options were issued 12/29/2020 under the ISO Plan, at a strike price of $.361 per share for 277,008 shares for each of the 4 persons named.

The table below summarizes all compensation awarded to, earned by, or paid to our non-interested directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2020.

Non-Interested Director Summary Compensation Table
Name and principal position	Year	Fees Earned or Paid in Cash	Stock awards (1)	Option awards (2)	Non-equity incentive plan comp.	Non-qualified deferred comp. earnings	All other com.	Total
Frederick A. Boyer	2019	$0	$0	$63,000	$0	$0	$0	$63,000
Director	2020	$0	$8,870	$0	$0	$0	$0	$0
Ronald Silver	2019	$0	$0	$63,000	$0	$0	$0	$63,000
Director	2020	$0	$4,650	$5,625	$0	$0	$0	$5,625
James F. Murphy	2019	$0	$0	$63,000	$0	$0	$0	$63,000
Director	2020	$0	$8,870	$0	$0	$0	$0	$0

(1)

In September of 2020, both Boyer and Murphy were issued 10,000 each and in December 2020 both Boyer and Murphy were issued an additional 10,000 common shares each. Director Silver was issued 10,000 shares in September 2020.

(2)	As of December 31, 2020, Directors Boyer, Silver and Murphy each owned 10 thousand options to exercise and purchase stock at $.30 at any time until 2023. In 2020, Mr. Silver was issued 12,500 vested options to exercise and purchase stock at $.50 at any time until 2025.

No director has received cash compensation for their directorship. We do have a compensation committee and compensation for our directors and officers is determined by our board of directors.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meetings. No additional compensation is paid for attendance in person or by telephone at board meetings.

The table below summarizes all outstanding equity awards for officers, as of December 31, 2020.

Outstanding Equity Awards at Fiscal Year-End
Name and principal position	Grant Date	Grant Type	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Stanley Teeple - CFO	10/21/18	Stock Options	10,000	0	$.30	10/20/23
Johnny Mack PhD – Ex COO	9/9/19	Stock Options	26,667	0	$.30	9/8/24
Frederick A. Boyer - Director	10/15/19	Stock Options	10,000	0	$.30	10/14/24
Ronald Silver - Director	10/15/19	Stock Options	10,000	0	$.30	10/14/24
James F. Murphy - Director	10/15/19	Stock Options	10,000	0	$.30	10/14/24

Ronald Silver - Director	12/9/20	Stock Options	12,500	0	$.50	12/9/25

Stanley Teeple – CFO	12/29/20	Stock Options	277,008	0	$.361	12/29/25

Pasquale Ferro - President	12/29/20	Stock Options	277,008	0	$.361	12/29/25

Phil Scala - COO	12/29/20	Stock Options	277,008	0	$.361	12/29/25

Marco Alfonsi - CEO	12/29/20	Stock Options	277,008	0	$.361	12/29/25

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of March 25, 2021, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The Company’s principal office is the business address for each of the named shareholders.

There are 16,667,655 shares of common stock outstanding as of March 25, 2021, 20 shares of Series A preferred stock issued and outstanding, which in aggregate are convertible into approximately 666,667 shares of common stock at any time and represent 1,333,333 votes, and 1,950 Series D preferred stock issued and outstanding, which in aggregate represent 19,500,000 votes and are non-convertible. There is a total of approximately 37,501,000 eligible to be cast in any Company vote as of March 25, 2021.

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

Except as otherwise indicated and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. Unless stated otherwise, the business address for these shareholders is 960 South Broadway, Suite 120, Hicksville, NY 11801.

Name	Title	Number of Common Shares	% of Common Shares	Number of Series A Preferred Shares	% of Series A Preferred Shares	Number of Series D Preferred Shares	% of Series D Preferred Shares	% of Eligible Votes	Number of Warrants currently exercisable or exercisable in the next 60 days
Marco Alfonsi [1]	CEO, Director	1,447,996	8.69%	5	25%	600	30.77%	20.75%	277,008
Stanley L. Teeple [2]	CFO, Director	1,253,269	7.52%	4	20%	600	30.77%	20.05%	287,008
David Posel [3]	COO, Pure Health Products	0	0.0%	1	5%	0	0%	0.18%	0
Pasquale Ferro [4]	President, Pure Health Products	1,354,602	8.13%	5	25%	600	30.77%	20.50%	277,008
Phil Scala [5]	Interim COO	2,816	0.02%	0	0%	150	7.69%	4.01%	277,008
Frederick A. Boyer [6]	Director	20,000	0.12%	0	0%	0	0%	0.05%	10,000
Ronald Silver [6]	Director	16,668	0.10%	0	0%	0	0%	0.04%	22,500
James F. Murphy [6]	Director	20,000	0.12%	0	0%	0	0%	0.05%	10,000
All officers and directors as a group [8 persons]		4,115,351	24.69%	15	75%	1,950	100%	65.64%	1,160,532

(1)

As of March 25, 2021 Marco, Alfonsi owns approximately 1,447,996 shares of common stock, 5 shares of Series A preferred stock, which are convertible into 166,667 shares and equal 333,334 votes, and 600 shares of Series D preferred stock, which represent 6,000,000 votes. Prior to October 29, 2015, Mr. Alfonsi owned 270,000 shares of the Company’s common stock, at which time it was agreed that he would retire 166,666 shares of common stock for 5 shares of Series A Preferred Stock. Mr. Alfonsi owns 277,008 options to exercise and purchase stock at $.361 at any time until 2025. In addition to the listed shares, five adult members of Mr. Alfonsi’s family hold an aggregate of 42,343 shares of common stock, which shares have not been included in the above calculations.

(2)	As of March 25, 2021, Stanley L. Teeple owns approximately 1,253,269 shares of common stock, 4 shares of Series A preferred stock, which are convertible into 133,334 shares and equal 266,667 votes, and 600 shares of Series D preferred stock, which represent 6,000,000 votes. Mr. Teeple owns 10,000 options to exercise and purchase stock at $.001 at any time until October 2023 and 277,008 options to exercise and purchase stock at $.361 at any time until 2025.

(3)	As of March 25, 2021, David Posel owns 0 shares of common stock and 1 shares of Series A preferred stock, which is convertible into 33,334 shares and equal 66,666 votes.

(4)	As of March 25, 2021, Pasquale Ferro owns 69,119 shares of common stock jointly with his wife, approximately 1,285,483 shares of common stock individually, 5 shares of Series A preferred stock, which are convertible into 166,667 shares and equal 333,334 votes, and 600 shares of Series D preferred stock, which represent 6,000,000 votes. Mr. Ferro owns 277,008 options to exercise and purchase stock at $.361 at any time until 2025.

(5)	As of March 25, 2021, Phil Scala owns approximately 2,816 shares of common stock and 150 shares of Series D preferred stock, which represent 1,500,000 votes. Mr. Scala owns 277,008 options to exercise and purchase stock at $.361 at any time until 2025.

(6)	As of March 25, 2021, Directors Boyer, Silver and Murphy each owned 10 thousand options to exercise and purchase stock at $.30 at any time until 2023. Mr. Silver owed 12,500 options to exercise and purchase stock at $.50 at any time until 2025. As of March 25, 2021, directors Boyer and Murphy each held 20,000 common shares and director Silver held 16,668 shares of common stock.

There are no persons known by us to be the beneficial owner of more than 5% of our outstanding voting stock, excluding our directors and our executive officers.

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

Except as described herein (or within the section entitled Executive Compensation of this report), none of the following parties (each a “Related Party”) has, in our fiscal years ended 2019 and 2020, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	any of our directors or officers;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

●	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

LI Accounting Associates, LLC (“LIA”), an entity controlled by a relative of the Managing Member PHP, is a vendor of Can B̅ Corp. At December 31, 2020, the Company did not have an account payable due to LIA. For the twelve months ended December 31, 2020, the Company had expenses to LIA of $64,400.

Pasquale Ferro, President of Pure Health Products LLC, manages the R&D and manufacturing of the Company products sold via other subsidiary companies. Mr. Ferro is also a substantial shareholder of the Company but receives no direct compensation from Can B, Corp. other than outlined in his Employment Agreement.

During the twelve months ended December 31, 2020, we had products and service sales to related parties totaling $0.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by BMKR, LLP, our independent registered public accounting firm, during the fiscal years ended December 31, 2020 and December 31, 2019 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2020		December 31, 2019

Audit Fees		$99,233		$34,600
Audited Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

2.1	Share Purchase Agreement with Prosperity Systems, Inc., dated January 5, 2015(2)
2.2	Membership Purchase Agreement with Pure Health Products(6)
2.3	Green Grow Stock Purchase Agreement(4)
2.4	Green Grow Modification Agreement(1)
2.5	Green Grow Settlement Agreement
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
4.1	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
4.2	Articles of Amendment designating Series B Preferred Stock rights(1)
4.3	Articles of Amendment designating Series C Preferred Stock rights(7)
4.4	Articles of Amendment designating Series D Preferred Stock rights
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020
10.4	Employment Agreement with Phil Scala dated December 29, 2020
10.5	Commission Agreement with Andrew Holtmeyer
10.6	Employment Agreement with Bradley Lebsock
10.7	Consulting Agreement with Jordan Schlosser
10.8	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.9	License Agreement with Lifeguard Licensing Corp(5)
10.10	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.11	Arena Securities Purchase Agreement
10.12	ASOF Original Issue Discount Senior Secured Convertible Promissory Note
10.13	ASOF Warrant to Purchase Common Stock
10.14	ASOP Original Issue Discount Senior Secured Convertible Promissory Note
10.15	ASOP Warrant to Purchase Common Stock
10.16	Arena Security Agreement
10.17	Arena Intellectual Property Security Agreement
10.18	Arena Registration Rights Agreement
10.19	Arena Holding Escrow Agreement
10.20	Arena Guaranty Agreement from Company Subsidiaries
10.21	Asset Acquisition Agreement with Imbibe
10.22	Asset Acquisition Agreement with various Sellers (Botanical Biotech)
14.1	Code of Ethics(1)
21.1	List of Subsidiaries
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part II, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part II, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Can B̅ Corp.

Date: April 14, 2021	By:	/s/ Marco Alfonsi
	Name:	Marco Alfonsi
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: April 14, 2021	By:	/s/ Stanley L. Teeple
	Name:	Stanley L. Teeple
	Title:	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Marco Alfonsi	Director	April 14, 2021
Marco Alfonsi

/s/ Stanley L. Teeple	Director	April 14, 2021
Stanley L. Teeple

/s/ James F. Murphy	Director	April 14, 2021
James F. Murphy

CAN B̅ CORP. AND SUBSIDIARY

BMKR, LLP
Certified Public Accountants
T 631-293-5000
1200 Veterans Memorial Hwy., Suite 350	F 631-234-4272
Hauppauge, New York 11788	www.bmkr.com

Thomas G. Kober CPA	Brian Mayhew, CPA	Charles W. Blanchfield CPA (Retired)
Alfred M. Rizzo CPA	Moises Sa, CPA	Bruce A. Meyer CPA (Retired)
Joseph Mortimer CPA	Matthew Papadopoulos, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Can B Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Can B Corp. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $5,851,512 during the year ended December 31, 2020 and as of that date, had an accumulated deficit of 30,521,025. Due to recurring losses from operations and the accumulated deficit the Company has stated that substantial doubt exists about the Company’s ability to continue as a going concern.

Management’s evaluation of the events and conditions and management’s plans regarding these matters are discussed in note 2 The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit maters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of common stock and stock options issued for compensation or services

As discussed in note 10 to the financial statement, the Company issued $1,988,256 of common stock in 2020 to compensate employees, pay for services or acquire assets. The value of the shares issued is subjective because a discount is applied due to a lack of marketability. The stock issued is restricted for six months due to rule 144.The value of the stock issued is pervasive throughout the financial statement for both 2020 and 2019.

We identified the evaluation of the sufficiency of audit evidence over the value of the common stock and options issued as a critical audit matter.

The procedures we performed to address this critical audit matter included evaluating the appropriateness of the methodology used to compute the discount and verifying the data inputs.

Accounting for and valuation of asset purchases

The Company has made acquisitions and or entered into agreements to acquire intellectual property, hemp processing agreements or other business arrangements that require complex judgements as to the proper accounting principle, valuation and the appropriate amortization period. The Company has treated these transactions as asset acquisitions, see note 7.

We identified the assessment of the asset acquisition value and whether the transaction should be accounted for as an asset or business acquisition as a critical audit matter.

The procedures performed to address the mater included; obtaining and reviewing to legal documents for each transaction, examining the support for the consideration paid to ensure proper valuation and evaluating estimated useful life. We also evaluated if the assets acquired constitute a business as defined by generally accepted accounting principles.

Revenue recognition for durable medical equipment

The revenue recognition related to durable medical equipment is particularly challenging because of the slow pace of collections and the challenging nature of medical billing and state regulation. In addition, the fact that the DuraMed subsidiary is a new business with a new product operating in the current corona virus adds to the challenging nature.

We identified the Company’s revenue recognition policy for durable medical equipment and the sufficiency of audit evidence as a critical accounting matter.

The procedures performed to address the matter included; testing the billing during the year, confirming the billing during the year and accounts receivable at year end with the third party biller, examining subsequent cash collections and inquiry of the Company’s outside attorney that is a specialist in this area.

Convertible debt

The Company issued $ 2,800,000 of convertible debt during the year. The accounting for convertible debt is complex due to the various accounting treatments possible based on the terms of the agreement.

We identified the Company’s accounting for convertible debt and the valuation of related warrants as a critical audit matter.

The procedures performed to address this matter included: reviewing the agreements, confirming significant terms with the lender and assessing the valuation method used to determine the value of the warrants, recalculating those values.

/s/ BMKR, LLP

BMKR,LLP

We have served as the Company’s auditor since 2014. Hauppauge, NY 11788

April 12, 2021

Member American Institute of Certified Public Accountants

Member Public Company Accounting Oversight Board

Can B̅ Corp. and Subsidiary

Consolidated Balance Sheets

	Year Ended December 31,
	2020	2019 (Restated)
Assets
Current assets:
Cash and cash equivalents	$457,798	$46,540
Accounts receivable, less allowance for doubtful accounts of $485,848 and $0, respectively	2,003,064	1,251,609
Inventory	344,954	784,497
Note Receivable	2,898	24,268
Prepaid expenses - current	1,209,126	1,279,901
Total current assets	4,017,840	3,386,815

Property and equipment, at cost less accumulated depreciation of $239,650 and $116,555, respectively	994,979	1,075,242

Other assets:
Deposit - noncurrent	21,287	21,287
Prepaid expenses - noncurrent	7,405	1,179,929
Other receivable – noncurrent	12,910	58,206
Intangible assets, net of accumulated amortization of $236,431 and $202,521, respectively	523,009	1,339,907
Goodwill	55,849	55,849
Right-of-Use Asset, net of amortization of $45,086 and $6,280, respectively	58,174	96,980
Total other assets	678,634	2,752,158

Total assets	$5,691,453	$7,214,215

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$153,640	$226,467
Accrued officers’ compensation	147,133	144,363
Other accrued expenses payable	53,362	61,557
Notes and loans payable	1,827,531	35,000
Current portion of lease liability	43,506	38,281
Total current liabilities	2,225,172	505,668

Long-term liabilities
Non-current portion of lease liability	15,492	58,998
Notes and loans payable	194,940	-
Total long-term liabilities	210,432	58,998

Total liabilities	2,435,604	564,666

Commitments and contingencies (Notes 14)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: authorized 20 shares, issued and outstanding 20, respectively	5,539,174	5,539,174
Series B Preferred stock, $0.001 par value: authorized 500,000 shares, issued and outstanding 0, respectively	-	-
Common stock, no par value; authorized 1,500,000,000 shares, issued and outstanding 5,544,590 and 2,680,937 shares, respectively	26,111,978	24,323,712
Treasury stock	(572,678)	-
Additional Paid-in capital	872,976	872,976
Additional Paid-in capital – Stock Options (Note 11)	962,323	583,200
Additional Paid-in capital – Warrants	728,100	-
Accumulated deficit	(30,386,024)	(24,669,513)
Total stockholders’ equity	3,255,849	6,649,549

Total liabilities and stockholders’ equity	$5,691,453	$7,214,215

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2020 and 2019

	2020	2019 (Restated)
Revenues
Product Sales	$1,708,419	$2,304,303
Service Revenue	1,250	1,200
Total Revenues	1,709,669	2,305,503
Cost of product sales	278,062	598,584
Gross Profit	1,431,607	1,706,919

Operating costs and expenses:

Officers and director’s compensation (including stock-based Compensation of $1,589,224 and $1,587,060, respectively	2,077,713	2,639,711
Consulting fees (including stock-based compensation of 669,956 and 2,831,232, respectively)	778,062	3,014,329
Advertising expense	519,922	333,441
Hosting expense	22,781	13,034
Rent expense	234,790	246,968
Professional fees	533,213	287,441
Depreciation of property and equipment	16,475	12,627
Amortization of intangible assets	658,910	142,093
Reimbursed Expenses	87,718	242,585
Other	876,431	667,097

Total operating expenses	5,806,015	7,599,326

Loss from operations	(4,374,408)	(5,892,407)

Other income (expense):
Gain (loss) on disposal of assets - net	(374,116)	-
Loss on investment	(40,000)
EIDL Grant	10,000	-
Interest income (forfeited) - net	(3,068)	2,524
Interest expense (including amortization finance cost of $725,287 and $0, respectively	(931,615)	(8,793)

Other income (expense) - net	(1,338,799)	(6,269)

Loss before provision for income taxes	(5,713,207)	(5,898,676)

Provision for income taxes	3,304	2,084

Loss and comprehensive loss	(5,716,511)	(5,900,760)

Net loss per common share - basic	(1.62)	(2.87)
Net loss per common share - diluted	(1.36)	(2.20)

Weighted average common shares outstanding –
Basic	3,534,739	2,058,525
Diluted	4,201,419	2,687,383

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency

Years Ended December 31, 2019 (Restated) and 2020

											Additional
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock, no		Treasury		Paid-in
	, no par value		, $0.001 par value		, $0.001 par value		par value		Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	18	$4,557,424	499,958	$479	-	$-	1,468,554	$16,624,557	-	$-	$1,075,176	$(18,768,753)	$3,488,883

Issuance of Series A Preferred stock pursuant to employment agreement	3	992,250											992,250

Issuance of common stock for retirement of Series A Preferred Stock	(1)	(10,500)					33,333	10,500					-

Issuance of common stock for retirement of Series B Preferred Stock			(499,958)	(479)			250,131	479					-

Sale of common stock in Q1 Q2 & Q3 2019							379,555	3,296,700					3,296,700

Issuance of common stock in 2019 for acquisition of technology							68,580	932,000					932,000

Issuance of common stock in 2019 for acquisition of inventory							125,000	487,500					487,500

Issuance of common stock in 2019 for satisfaction of accrued salaries							2,227	33,153					33,153

Issuance of common stock in 2019 for compensation and services rendered							353,557	2,938,823					2,938,823

Stock options											381,111		381,111

Net loss												(5,900,760)	(5,900,760)

Balance, December 31, 2019	20	$5,539,174	-	$-	-	$-	2,680,937	$24,323,712	-	$-	$1,456,176	$(24,669,513)	$6,649,549

Issuance of common stock in 2020 for services rendered							941,199	584,338					584,338

Issuance of common stock in 2020 for 300:1 reverse stock split rounding							2,460	-					-

Issuance of common stock in 2020 pursuant to First Fire note agreement							313,032	357,030					357,030

Issuance of common stock in 2020 pursuant to Labrys Fund Equities note agreement							142,545	80,182					80,182

Issuance of common stock in 2020 pursuant to Eagle Equities note agreement							20,000	8,745					8,745

Issuance of common stock in 2020 pursuant to Arena note agreement							409,417	129,580					129,580

Issuance of common stock in 2020 for acquisition of intangible assets							285,000	217,012					217,012

Issuance of common stock in 2020 for compensation							30,000	41,625					41,625

Issuance of common stock in 2020 for interest							185,000	77,775					77,775

Issuance of common stock in 2020 for inventory							478,715	491,979					491,979

Treasury stock acquired in 2020							(543,715)	-	543,715	(560,000)			(560,000)

Sale of common stock in 2020							600,000	300,000					300,000

Shi Farms shares								(500,000)		(12,678)			(512,678)

Stock options											379,123		379,123

Warrants											728,100		728,100

Net Loss												(5,716,511)	(5,716,511)

Balance, December 31, 2020	20	$5,539,174	-	$-	-	$-	5,544,590	$26,111,978	543,715	$(572,678)	$2,563,399	$(30,386,024)	$3,255,849

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019 Restated
Operating Activities:
Net loss	$(5,716,511)	$(5,900,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of prepaid stock- based consulting fees	2,259,180	4,397,478
Stock-based interest expense	451,680	-
Gain (loss) on disposal of asset - net	(147,863)	-
Depreciation of property and equipment	124,388	89,779
Amortization of intangible assets	658,910	142,093
Amortization of debt discounts	273,607	-
Bad debt expense	270,919	253,483
Changes in operating assets and liabilities:
Accounts receivable	(1,022,374)	(1,465,920)
Inventory	931,523	(209,893)
Prepaid expenses	(10,797)	(4,760)
Security deposit	-	27,439
Other receivable	57,974	(58,206)
Right-of-use asset	525	299
Accounts payable	(72,827)	153,408
Accrued officer’s compensation	2,770	144,363
Other accrued expenses payable	(8,195)	17,777

Net cash used in operating activities	(1,947,091)	(2,413,420)

Investing Activities:

Note receivable	21,370	(4,879)
Fixed assets additions	(50,219)	(1,105,403)
Proceeds from disposal of asset	3,600	-
Intangible assets additions	-	(550,000)

Net cash used in investing activities	(25,249)	(1,660,282)

Financing Activities:
Proceeds received from notes and loans payable	4,521,618	35,000
Repayments of notes and loans payable	(1,359,900)	(19,205)
Note payable finance cost	(518,120)	-
Proceeds from sale of common stock	300,000	3,296,700
Acquisition of treasury stock	(560,000)	-

Net cash provided by financing activities	2,383,598	3,312,495

Increase (Decrease) in cash and cash equivalents	411,258	(761,207)

Cash and cash equivalents, beginning of period	46,540	807,747

Cash and cash equivalents, end of period	$457,798	$46,540

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$3,304	$2,084
Interest paid	$206,328	$8,793

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in acquisition of inventory	$491,980	$487,500

Issuance of common stock in acquisition of intangible assets	$217,011	$404,345

Amortization of prepaid issuance of common Stock for services rendered	$1,254,096	$121,000

Issuance of common stock in acquisition of note payable (commitment shares)	$929,734	$-

Issuance of common stock in acquisition of note payable (interest expense)	$451,680	$-

Issuance of common stock in satisfaction of officer’s compensation	$-	$47,563

Issuance of common stock in conversion of Series A Preferred Stock	$-	$10,500

Issuance of common stock in retirement of Series B Preferred Stock	$-	$479

See notes to consolidated financial statements.

Can B̅ Corp. and Subsidiary

Notes to Consolidated Financial Statements

Year Ended December 31, 2020 and 2020

NOTE 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc. (“Prosperity”), a New York corporation incorporated on April 2, 2008. The Company is in the process of dissolving Prosperity. The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC fka DuramedNJ, LLC(incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February1, 2019. The Company’s hemp farming business is run through Green Grow Farms, Inc. (“Green Grow Farms”), which was acquired in August, 2019. The Company’s other subsidiary companies did not have operations in 2020.

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

For the periods presented, the assets, liabilities, revenues, and expenses are those of CAN B and its operational subsidiaries. Financial information for PHP, Duramed and Green Grow Farms in the periods have been consolidated with the Company’s financials. Prosperity, Imbibe Wellness Solutions, LLC fka Radical Tactical and Pivt labs, LLC fka NY Hemp Depot had no activity for the periods presented.

NOTE 2 – Going Concern Uncertainty

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of December 31, 2020, the Company had cash and cash equivalents of $457,798 and a working capital of $1,118,857. For the years ended December 31, 2020 and 2019, the Company had net loss of $5,851,512 and $5,900,760, respectively. As a result, cash flows may not be sufficient to meet obligations or sustain operations. The Company has plans to improve its financial condition and cash flow. Management believes these plans will alleviate the going concern issue. These plans include:

○	Satisfying accrued but unpaid compensation through the issuance of stock.
○	From January 1,2021 through March 31,2021 the Company raised $2,716,000 from sale of common stock.
○	The Company intends to raise additional capital from the sale of common stock.
○	Increase sales of products through additional product offerings.
○	Increase product sales through expanded marketing programs.

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

(e) Accounts receivable

Accounts receivable are presented in the balance sheet net of the allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial stability of its customers. Bad debt expense was $270,919 and $0 for the periods ended December 31, 2020 and 2019.

(f) Inventory

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method.

(g) Prepaid expenses

Prepaid expenses include stock-based officer, employee and consulting compensation of $1,216,531 and $2,459,830 at December 31, 2020 and 2019, respectively. The Company’s policy is to record stock-based compensation as prepaids and expense over the term of employment and consulting agreements.

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

Private Label Customers are wholesale distributors of the Company’s product, under their own wholesale private label brand. The products are made to Company specifications and shipped directly to the wholesaler. The pricing is predicated upon a volume discount negotiated at the time of the placement of the orders. Product is produced and labeled in the Washington manufacturing facility and shipped directly to the Private Label customer who re-distributes to their retail and other customers. The products are fully paid when shipped.

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

(o) Advertising

Advertising costs are expensed as incurred and amounted to $519,922 and $333,441 for the years ended December 31, 2020 and 2019, respectively.

(p) Research and Development

Research and development costs are expensed as incurred. In the period ended December 31, 2020 and 2019 the Company spent $165,000nd $150,000 in research and development which was expenses as spent, respectively.

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

NOTE 4 – Inventories

Inventories consist of:

	December 31, 2020	December 31, 2019
Raw materials	$294,522	$708,239

Finished goods	50,432	76,258
Total	$344,954	$784,497

NOTE 5 – Notes Receivable

Notes receivable consist of:

	December 31, 2020	December 31, 2019
Note receivable dated November 30, 2015 from Stock Market Manager, Inc, interest at 3% per annum due November 30, 2020	$-	$19,389

Note receivable dated February 8,2019 from an employee, weekly installments of $1,200 with interest at 8% per annum.	2,898	4,879

Total	2,898	24,268

Current portion of notes receivable	(2,898)	(24,268
Noncurrent portion of notes receivable	$-	$-

NOTE 6 – Property and Equipment, Net

Property and Equipment, net, consist of:

	December 31, 2020	December 31, 2019

Furniture & Fixtures	$21,727	$19,018

Office Equipment	12,378	12,378

Manufacturing Equipment	397,230	355,016

Medical Equipment	776,392	783,782

Leasehold Improvements	26,902	21,603

Total	1,234,629	1,191,797

Accumulated depreciation	(239,650)	(116,555)

Net	$994,979	$1,075,242

Depreciation expense was $124,388 and $89,779 for the years ended December 31, 2020 and 2019, respectively.

NOTE 7 – Intangible Assets, Net

Intangible assets, net, consist of:

	December 31, 2020	December 31, 2019

Video conferencing software acquired by Prosperity in December 2009	$30,000	$30,000

Enterprise and audit software acquired by Prosperity in April 2008	20,000	20,000

Patent costs incurred by WRAP	6,880	6,880

Hemp license and technology	-	1,000,000

CBD technology	482,000	482,000

Platform account contract	131,812	-

Hemp processing use	85,200	-

Other	3,548	3,548

Total	759,440	1,542,428

Accumulated amortization and Impairment	(236,431)	(202,521)

Net	$523,009	$1,339,907

Estimated future amortization expense are as follows:

December 31,	Amount

2021	$120,513
2022	65,591
2023	65,591
2025	65,591
2026	55,449
Thereafter	150,274

Total	$523,009

The CBD related technology were purchased from Hudilab, Inc. (“HUDI”) and Seven Chakras, LLC (“Seven Chakras”) during the three months ended March 31, 2019. On January 14, 2019, the Company and PHP (collectively, the “buyer”) entered into a License and Acquisition Agreement (the “LAA”) with HUDI. Pursuant to the LAA, HUDI will sell the technology owned by it to the buyer in exchange for 25,000 shares of CANB common stock. On January 14, 2019, the shares were issued to the owner of HUDI and valued at $382,500. On January 31, 2019, PHP entered into an Asset Purchase Agreement (the “Chakras Agreement”) with Seven Chakras. Pursuant to the Chakras Agreement, PHP purchased the rights and title to (i) Seven Chakras’ proprietary formulas, methods, trade secrets, and know-how related to the production of Seven Chakras’ products containing cannabidiol (CBD), (ii) Seven Chakras’ tradename, domain name, and social media sites, and (iii) other assets of Seven Chakras including but not limited to raw materials, equipment, packaging and labeling materials, mailing lists, and marketing materials. On February 20, 2019, the Company issued 3,333 shares of CANB common stock valued at $49,500 to owners of Seven Chakras as additional consideration, along with the $50,000 cash payments, pursuant to the Chakras Agreement.

The hemp related license and technology was purchased from Shi Farms during the three months ended September 30, 2019. Hemp Depot has remained dormant since the Shi Farms deal was consummated and no activity is contemplated. As a result, the Company has written off the remaining intangible asset from Shi Farms. The Company subsequently acquired Green Grow Farms, also a NY State Hemp License holder and intends to contract with farmers in New York to grow hemp under a controlled program of specific strains, cultured feminized seeds, proven technology, and access to processing for their crop. Grow Farms Inc. intends to amalgamate the cultivated off-take from the farmers, combine and fill “super-sacks” for shipping to a processing facility to produce high-grade isolate or distillate for use in Can B̅’s manufacturing facility in Lacey WA, if and when it becomes financially prudent for the Company to do so.

The hemp processing use agreement with Mediiusa Group, Inc. was entered during the three months ended June 30, 2020. On June 23, 2020, the Company issued 50,000 shares of CANB common stock valued at $69,375. On December 12, 2020, the company issued 50,000 shares of CANB common stock valued at $15,825. Mediiusa Group, Inc. currently holds a valid Industrial Hemp Processor Registration in full force and effect with the State of New York and is authorized to process Hemp, and has granted a five year agreement to processing of Hemp for oil, isolate, or crude for further use by the Company and/or for sale by the Company. During the Term of this Agreement, Mediiusa Group, Inc. agrees to allow CANB to process any and all of the subject Hemp under and/or in connection with the agreement under their above-mentioned Registration.

The platform account contract with SRAX, Inc. was entered during the three months ended June 30, 2020. On June 22, 2020, the Company issued 185,000 shares of CANB common stock valued at $131,812. The Platform Account is the SRAX Investors Relations platform to grant access to potential investors and customers via the SRAX website for one year. SRAX grants Can B Corp a non-exclusive, non-transferable and non- sublicensable right to access and use the Platform during the Term, solely by the Authorized Users for User’s own internal business purposes, and in accordance with the terms and conditions of this Agreement. Company reserves all rights in or to the Platform not expressly granted to User in the Agreement. Can B will have previously unattainable access to its customer base for improved investor communication and development of sales opportunities of the Company’s products.

The other intangible assets relate to the document management and email marketing divisions. Since December 31, 2017, the Company do not expect any future positive cash flow from these divisions. Accordingly, the net carrying value of these intangible assets was reduced to $0.

NOTE 8 – Notes and Loans Payable

Notes and loans payable consist of:

	December 31, 2020	December 31, 2019

Loan payable to Pasquale Ferro, interest at 12% per annum, due December 2020.	$224,000	$30,000

Note payable to brother of Marco Alfonsi, Chief Executive Officer of the Company, interest at 10% per annum, due August 22, 2016.	-	5,000

Note payable to Arena Special Opportunities Partners I, LP, due September 10, 2021.	2,675,239	-

Note payable to Arena Special Opportunities Fund, LP, due September 10, 2021.	102,539	-

Note payable to U.S. Small Business Administration (PPP), interest at 1% per annum. The note matures in January 2023. Payments are deferred for ten months after the end of the covered period. The Note has been submitted to the SBA for forgiveness withing the bank guidelines.	194,940	-

Total Notes and Loan Payable	3,196,718	35,000
Less: Unamortized Finance Cost	(1,174,247)	-
Less: Current Portion	(1,827,531)	(35,000)
Long-term Portion	$194,940	$-

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

Each share of Series D Preferred Stock has 10,000 shares of voting rights only pari passu to common shares voting with no conversion rights and no equity participation. The Company can redeem Series D Preferred Stock at any time for par value.

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

From January 1, 2021 through March 25, 2021, the Company issued 1,950 shares of CANB Series Preferred D Stock to officers of the Company.

In March 2021, the Company issued 50 Preferred C shares each to Marco Alfonsi, Stanley Teeple, and Pasquale Ferro for services rendered. Each Preferred C was immediately issuable as common at 25 thousand to one so the total issuance was 1,250,000 common shares for each recipient.

NOTE 10 – Common Stock

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

From October 1, 2020 through December 31, 2020, the company issued an aggregate of 435,311 shares of CANB Common Stock to multiple consultants for services rendered.

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 70,000 shares of CANB Common Stock to members of the Advisory Board, Medical Advisory Board, and Sports Advisory Board for services rendered.

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 50,000 shares of Common Stock under the terms of hemp processing use agreement.

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 600,000 shares of Common Stock under the terms of Stock Purchase Agreements for total proceeds of $300,000.

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 193,524 shares of Common Stock to FirstFire Global as agreed for conversion shares related to a note payable.

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 394,304 shares of CANB Common Stock to Arena Special Opportunities Partners I, LP for a commitment fee pursuant to a securities purchase agreement.

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 15,133 shares of CANB Common Stock to Arena Special Opportunities Fund, LP for a commitment fee pursuant to a securities purchase agreement.

From January 1, 2021 through March 25, 2021 the Company issued an aggregate of 5,932,000 shares of Common Stock under its Reg A-1 registration currently in effect and an additional 130,750 shares of common stock to various consultants for services.

From January 1, 2021 through March 25, 2021 the Company issued an aggregate of 355,057 shares of Common Stock under an asset acquisition agreement with Botanical Biotech.

From January 1, 2021 through March 25, 2021 the Company issued an aggregate of 355,250 shares of Common Stock under note conversion agreement.

From January 1, 2021 through March 25, 2021 the Company issued an aggregate of 600,000 shares of Common Stock under a note conversion agreement.

From January 1, 2021 through March 25, 2021 the Company issued an aggregate of 150 shares of Preferred C shares under multiple employment agreements. The Preferred C shares converted to 3,750,000 shares of Common Stock upon issuance.

NOTE 11 – Stock Options and Warrants

A summary of stock options and warrants activity follows:

	Shares of Common Stock Exercisable Into
	Stock
	Options	Warrants	Total
Balance, December 31, 2018	20,167	7,492	27,659
Granted in 2019	56,667	-	56,667
Cancelled in 2019	(167)	-	(167)
Exercised in 2019	-	-	-

Balance, December 31, 2019	76,667	7,492	84,159
Granted in 2020	1,120,532	3,557,605	4,678,137
Cancelled 2020	-	-	-
Exercised 2020	-	-	-

Balance, December 31, 2020	1,197,199	3,565,097	4,762,296

Issued and outstanding stock options as of December 31, 2020 consist of:

Year	Number Outstanding	Exercise	Year of
Granted	And Exercisable	Price	Expiration

2018	20,000	$0.30	2023
2019	56,667	$0.30	2022
2020	1,120,532	$0.361	2025
	1,197,199

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

On October 21, 2018, the Company granted 10,000 options of CANB common stock to Stanley L. Teeple, an officer and Director of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.30 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire October 1, 2023. The values of the Stock Options ($118,200) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $11.82 share price, (ii) 5 years term, (iii) 221.96% expected volatility, (iv) 3.05% risk free interest rate and the fair value of options was expensed in the quarterly period ended December 31, 2018

On September 9, 2019, the Company granted 26,667 options of CANB common stock to Johnny Mack, a former officer of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.30 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire September 9, 2022. The values of the Stock Options ($192,000) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $7.20 share price, (ii) 3 years term, (iii) 463,34% expected volatility, (iv) 1.46% risk free interest rate and the fair value of options was expensed in the quarterly period ended September 30, 2019.

On October 15, 2019, the Company granted 10,000 options of CANB common stock each to Frederick Alger Boyer, Jr., Ronald A. Silver and James F. Murphy, directors of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.30 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire October 15, 2022. The values of the Stock Options ($63,000 each) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $6.30 share price, (ii) 3 years term, (iii) 463,34% expected volatility, (iv) 1.60% risk free interest rate and the fair value of options was expensed in the quarterly period ended December 31, 2019.

On December 9, 2020, the Company granted 12,500 options of CANB common stock to Ronald A. Silver, a director of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.50 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire December 9, 2025. The values of the Stock Option ($12,500) was calculated using the Black Scholes option pricing model and the following assumptions: (i) $.45 share price, (ii) 5 years term, (iii) 168% expected volatility, (iv) .41% risk free interest rate and the fair value of options was expensed in the quarterly period ended December 31, 2020.

On December 29, 2020, the Company granted 277,008 options of CANB common stock each to Stanley Teeple, Pasquale Ferro, Phil Scala and Marco Alfonsi, Officers of the Company. The options are exercisable for the purchase of one share of the Registrant’s Common Stock at an exercise price of $0.36 per share. The Options are fully vested and are exercisable as of the Grant Date and all shall expire December 29, 2025. The values of the Stock Options ($140,997 each) were calculated using the Black Scholes option pricing model and the following assumptions: (i) $.51 share price, (ii) 5 years term, (iii) 168% expected volatility, (iv) .41% risk free interest rate and the fair value of options was expensed in the quarterly period ended December 31, 2020.

Issued and outstanding warrants as of December 31, 2020 consist of:

Year	Number Outstanding	Exercise		Year of
Granted	And Exercisable	Price		Expiration

2010	825	$300		2020
2018	6,667	$13,034	(a)	2023
2020	3,557,605	$1,273,623		2025

Total	3,565,097

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

The provisions for (benefits from) income taxes differ from the amounts determined by applying the U.S. Federal income tax rate of 21% to pretax income (loss) as follows:

	December 31,
	2020	2019

Expected income tax (benefit) at 21%	$(1,200,467)	$(1,239,160)

Non-deductible stock-based compensation	474,428	923,470

Non-deductible stock-based interest	94,853	-

Increase in deferred income tax assets valuation allowance	631,186	315,690

Provision for (benefit from) income taxes	$-	$-

Deferred income tax assets consist of:

	December 31,	December 31,
	2020	2019

Net operating loss carryforward	1,931,355	1,300,168

Valuation allowance	(1,931,355)	(1,300,168)

Net	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of $1,931,355 attributable to the future utilization of the $9,196,924 net operating loss carryforward as of December 31, 2020 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred income tax asset in the financial statements at December 31, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037, 2038, 2039 and 2040 in the amount of $1,369, $518,390, $594,905, $686,775, $159,141, $151,874, $135,096, $166,911, $311,890, $25,511, $338,345, $381,638, $499,288, $716,858, $1,503,282, and $3,005,651, respectively.

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

Durable Equipment Products
Three months ended December 31, 2020
Revenue from external customers	367,673
Revenue from other segments	-
Segment profit	276,226
Segment assets	2,603,379

Twelve months ended December 31, 2020
Revenue from external customers	1,176,220
Revenue from other segments	-
Segment profit	691,482
Segment assets	2,603,379

	Three Months Ended December 31, 2020	Twelve Months Ended December 31, 2020

Total profit for reportable segment	$278,719	$694,828
Other income (expense) - net	(2,493)	(3,346)

Income before income taxes	$276,226	$691,482

NOTE 14 – Commitments and Contingencies

Employment Agreements

On December 28, 2020, the Company entered into new three-year Employment Agreements with CEO Marco Alfonsi, CFO Stanley Teeple, and Pure Health Products LLC Pasquale Ferro . Under these agreements, the are to receive a i) base salary of fifteen thousand dollars ($15,000.00) per month, ii) is eligible to receive cash and or stock bonuses, iii) shall receive a stock bonus in accordance with the Company’s Incentive Stock Option Plan (“ISOP”) in an amount of one-hundred thousand dollars ($100,000) per year of the Agreement, iv) 200 shares of the Company’s Series C Preferred stock, v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances. Phil Scala. Interim COO also received a similar agreement with a base compensation of fifty-two thousand annually, $100,000 in ISO, and 20 Preferred C shares. The foregoing agreements have replaced the agreements described below.

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

The Company leases office space in numerous medical  facilities offices under month-to-month agreements.

Rent expense for the years ended December 31, 2020 and 202019 was $234,790 and $246,968, respectively.

At December 31, 2020, the future minimum lease payments under non-cancellable operating leases were:

Year ended December 31, 2021	47,055
Year ended December 31, 2022	15,685

Total	$62,740

The lease liability of $43,506 at December 31, 2020 as presented in the Consolidated Balance Sheet represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of $62,740 at December 31, 2020.

Major Customers

For the twelve months ended December 31, 2020, there were no customers that accounted for more than 10% of total revenues.

For the twelve months ended December 31, 2019, there were no customers that accounted for more than 10% of total revenues.

NOTE 15 – Related Party Transactions

LI Accounting Associates, LLC (LIA), an entity controlled by a relative of the Managing Member PHP, is a vendor of CANB. At December 31, 2020, CANB did not have an account payable due to LIA. For the twelve months ended December 31, 2020, CANB had expenses to LIA of $64,400.

During the twelve months ended December 31, 2020, we had products and service sales to related parties totaling $0.

NOTE 16 – Prior Period Adjustment

The accompanying consolidated financial statements of the Company have been restated to correct an error made in the prior year. The error relates to an understatement of intangible assets by $283,345 and an understatement of stock- based compensation of $1,308,290. Retained earnings as of December 31, 2020 has been adjusted for the effect of the restatement on the prior year.

NOTE 17 – Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through March 25, 2021, the date on which these consolidated financial statements were available to be issued. There were material subsequent events that required recognition or additional disclosure in these consolidated financial statements as follows:

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the year ended December 31, 2021.

On February 8, 2021, the Company’s Board of Directors approved the designation of the Series D Preferred Shares and the number of shares constituting such series, and the rights, powers, preferences, privileges and restrictions relating to such series. On March 27, 2021, the Company filed an amendment to its articles of incorporation to authorize 4,000 shares of a new Series D Preferred Stock with a par value of $0.001 each. All Series D Preferred Shares shall rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and shall rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. Each Series D Preferred Share shall have voting rights equal to 10,000 shares of Common Stock, adjustable at any recapitalization of the Company’s stock. In the event of a liquidation event, whether voluntary or involuntary, each holder shall have a liquidation preference on a per-share amount equal to the par value of such holder’s Series D Preferred Shares. The holders shall not be entitled to receive distributions made or dividends paid to the Company’s other stockholders. Except as otherwise required by law, for as long as any Series D Preferred Shares remain outstanding, the Company shall have the option to redeem any outstanding share of Series D Preferred Shares at any time for a purchase price of par value per share of Series D Preferred Shares (“Price per Share”). Should the Company desire to purchase Series D Preferred Shares, the Company shall provide the Holder with written notice and a check or cash in an amount equal to the number of shares of Series D Preferred Shares being purchased multiplied by the Price per Share. The shares of Series D Preferred Shares so purchased shall be deemed automatically cancelled and the Holder shall return the certificates for such share to the Corporation. On or around March 27, 2021, the Company issued Mr. Alfonsi, Mr. Ferro, and Mr. Teeple Series D Preferred Stock in the amount of 600 shares each and to COO Philip Scala in the amount of 150 shares, collectively representing 19,500,000 voting shares.

On February 22, 2021, the Company entered into a material definitive agreement with its wholly owned subsidiary, Radical Tactical, LLC, a Nevada limited liability company and Imbibe Health Solutions, LLC, a Delaware limited liability company (“Imbibe”), pursuant to which Imbibe agreed to sell certain of its assets to Radical Tactical. The assets to be purchased (“Assets”) include the intellectual property rights, including trademarks, logos, know how, formulations, productions procedures, copyrights, social media accounts, domain names and marketing materials relating to its branded products containing CBD, including a muscle and joint salve, unscented fizzy bath soak, CALM massage oil, Me x 3 Metabolic Energy (energy and dietary supplement), and Muscle, Joints & Back CBD Cryo Gel; inventory; and goodwill. In exchange for the Assets, the Company has agreed to pay Imbibe Sixty-Five Thousand Dollars ($65,000) in the form of shares of common stock of the Company (with standard restricted legend, the “Shares”) at a price per share equal to the average price of the common stock of the Company during the ten (10) consecutive trading days immediately preceding the closing.

On March 11, 2021, Company entered into an Asset Acquisition Agreement, which was fully executed on March 17, 2021, with multiple sellers (each, a “Seller” and, collectively, the “Sellers”), pursuant to which the Sellers agreed to sell certain assets to Company, and to transfer such assets to Botanical Biotech, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Transferee” or “BB”). The assets purchased (“BB Assets”) include certain materials and manufacturing equipment; goodwill associated therewith; and marketing or promotional designs, brochures, advertisements, concepts, literature, books, media rights, rights against any other person or entity in respect of any of the foregoing and all other promotional properties, in each case primarily used, developed or acquired by the Sellers for use in connection with the ownership and operation of the BB Assets. In exchange for the BB Assets, the Company originally agreed to pay the Sellers the fair value of the BB Assets, as determined by a neutral third-party appraiser selected by the Company and Sellers. Notwithstanding the foregoing, the parties have agreed that, in lieu of engaging a third-party evaluator, the Company will pay the Seller a maximum of $355,056.78, payable half in the form of cash or cash equivalent and half in the form of restricted shares of common stock of the Company (the “Shares”) at a price per Share equal to the average closing price of the common stock of the Company during the ten (10) consecutive trading days immediately preceding the closing. The Company has agreed to indemnify the Sellers for certain breaches of covenants, representations and warranties and for claims relating to the BB Assets following closing.

The Board of Directors had previously designed a Preferred Series C share designation and included that issuance in the Employment Agreements of CEO Marco Alfonsi, CFO, Stanley L. Teeple, and Pure Health Products LLC President Pasquale Ferro in the amount of 200 shares each. Previously the Board had released the issuance of 100 of those shares. The Company released the remaining 100 shares granted under those agreements on March 23, 2021. Out of the 200 each authorized, 50 have been issued to each employee.

n January 1, 2021, the Company issued a convertible promissory note to KORR Acquisition Group, Inc. in the principal amount of $175,000 for consulting services provided. The note had a maturity of one year and accrued interest at a rate of 6% per annum. On or around March 26, the Company paid the note in full. KORR used the proceeds from the Note and re-invested it through the Company’s Regulation A offering.

