Form 10-Q
period 2021-03-31
Can B Corp
filed 2021-05-21
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-55753

Can B Corp.

(Exact name of registrant as specified in its charter)

Florida	20-3624118
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 14, 2021 was 16,667,665 shares.

Can B Corp.

FORM 10-Q

March 31, 2021

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,677,076	$457,798
Accounts receivable, less allowance for doubtful accounts of $533,300 and $485,848, respectively	2,029,013	2,003,064
Inventory	331,951	344,954
Note receivable	2,898	2,898
Prepaid expenses	933,706	1,209,126
Total current assets	4,974,644	4,017,840

Property and equipment, net	963,428	994,979

Other assets:
Deposits	23,287	21,287
Intangible assets, net	794,352	523,009
Goodwill	55,849	55,849
Operating lease right-of-use-asset	47,854	58,174
Other noncurrent assets	12,968	20,315
Total other assets	934,310	678,634

Total assets	$6,872,382	$5,691,453

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$195,311	$153,640
Accrued expenses	157,765	200,495
Notes and loans payable	1,592,318	1,827,531
Operating lease liability - current	44,602	43,506
Total current liabilities	1,989,996	2,225,172

Long-term liabilities:
Notes and loans payable	194,940	194,940
Operating lease liability - noncurrent	3,921	15,492
Total long-term liabilities	198,861	210,432

Total liabilities	$2,188,857	$2,435,604

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, issued and outstanding	5,539,174	5,539,174
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 50 issued and outstanding	-	-
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 1,950 issued and outstanding	2	-
Common stock, no par value; 1,500,000,000 shares authorized, 16,667,654 and 5,544,590 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	29,719,534	26,111,978
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	2,563,399	2,563,399
Accumulated deficit	(32,565,906)	(30,386,024)
Total stockholders’ equity	4,683,525	3,255,849

Total liabilities and stockholders’ equity	$6,872,382	$5,691,453

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Three Months Ended
	March 31,
	2021	2020
Revenues
Product sales	$243,695	$569,407
Service revenue	63,245	300
Total revenues	306,940	569,707
Cost of revenues	76,795	121,549
Gross profit	230,145	448,158

Operating expenses	2,022,679	1,560,151

Loss from operations	(1,792,534)	(1,111,993)

Other income (expense):
Other income	5,564	220
Interest expense	(392,787)	(13,884)
Other expense	-	(7,500)
Other expense	(387,223)	(21,164)

Loss before provision for income taxes	(2,179,757)	(1,133,157)

Provision for income taxes	125	950

Net loss	$(2,179,882)	$(1,134,107)

Loss per share - basic and diluted	$(0.24)	$(0.33)
Weighted average shares outstanding - basic and diluted	9,131,956	3,483,304

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

	Series A		Series B		Series C		Series D						Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Three months ended March 31, 2021

Balance, January 1, 2021	20	$5,539,174	-	$-	-	$-	-	$-	5,544,590	$26,111,978	543,715	$(572,678)	$2,563,399	$(30,386,024)	$3,255,849

Issuance of preferred stock	-	-	-	-	50	-	1,950	2	-	-	-	-	-	-	2

Conversion of Series C Preferred stock to Common stock	-	-	-	-	-	-	-	-	3,750,000	-	-	-	-	-	-

Sale of common stock	-	-	-	-	-	-	-	-	5,732,000	2,866,000	-	-	-	-	2,866,000

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	1,155,250	537,748	-	-	-	-	537,748

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	130,758	66,135	-	-	-	-	66,135

Issuance of common stock for asset acquisition	-	-	-	-	-	-	-	-	355,057	137,673	-	-	-	-	137,673

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,179,882)	(2,179,882)

Balance, March 31, 2021	20	$5,539,174	0	$-	50	$-	1,950	$2	16,667,655	$29,719,534	543,715	$(572,678)	$2,563,399	$(32,565,906)	$4,683,525

Three months ended March 31, 2020

Balance, January 1, 2020	20	$5,539,174	-	$-	-	$-	-	$-	2,680,937	$23,113,077	-	$-	$1,075,176	$(23,361,223)	$6,366,204

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	58,835	132,392	-	-	-	-	132,392

Issuance of common stock - reverse stock split rounding	-	-	-	-	-	-	-	-	2,460	-	-	-	-	-	-

Issuance of common stock pursuant to FirstFire note agreement	-	-	-	-	-	-	-	-	119,508	295,780	-	-	-	-	295,780

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,134,107)	(1,134,107)

Balance, March 31, 2020	20	$5,539,174	-	$-	-	$-	-	$-	2,861,740	$23,541,249	-	$-	$1,075,176	$(24,495,330)	$5,660,269

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net loss	$(2,179,882)	$(1,134,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	132,392
Depreciation	31,551	30,625
Amortization of intangible assets	43,860	129,966
Amortization of original-issue-discount	351,535	10,678
Unrealized loss on investment	-	7,500
Bad debt expense	47,452	110,936
Changes in operating assets and liabilities:
Accounts receivable	(73,401)	(403,627)
Inventory	13,003	415,325
Prepaid expenses	275,420	316,548
Deposits	(2,000)	-
Other noncurrent assets	7,347	39,856
Operating lease right-of-use asset	(155)	189
Accounts payable	41,671	280,601
Accrued expenses	(42,730)	58,497
Net cash used in operating activities	(1,486,329)	(4,621)

Investing activities:
Note receivable	-	481
Purchase of property and equipment	-	(13,126)
Purchase of intangible assets	(177,530)	-
Investment in marketable security	-	(600,000)
Net cash used in investing activities	(177,530)	(612,645)

Financing activities:
Proceeds received from notes and loans payable	175,000	743,000
Proceeds from issuance of Series D Preferred Stock	2	-
Proceeds from sale of common stock	2,932,135	-
Repayments of notes and loans payable	(224,000)	(70,000)
Deferred financing costs	-	(50,000)
Net cash provided by financing activities	2,883,137	623,000

Increase in cash and cash equivalents	1,219,278	5,734
Cash and cash equivalents, beginning of period	457,798	46,540
Cash and cash equivalents, end of period	$1,677,076	$52,274

Supplemental Cash Flow Information:
Income taxes paid	$125	$950
Interest paid	$-	$3,206

Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayments of notes payable	$537,748	$295,780
Amortization of prepaid issuance of common stock for services rendered	$-	$132,392
Issuance of common stock in asset acquisitions	$137,673	$-

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

Note 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (the “Company”, “we”, “us”, “our”, “CANB”, “Can B̅” or “Registrant”).

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”); however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third-parties looking to incorporate such compounds into their products through its wholly owned subsidiary, Botantical Biotech, LLC (incorporated March 10, 2021). Botanical Biotech has also begun synthesizing delta-8 from hemp. Delta-8 can produce similar, though less potent, effects as delta-9 (commonly referred to as THC); however, the legality of hemp derived delta-8 is in a gray area and considered a potential loophole at this point due to the 2018 hemp bill. The Company’s other subsidiaries did not have operations during Q1 2021.

The Company is in the business of promoting health and wellness through its development, manufacture and sale of products containing cannabinoids derived from hemp biomass and the licensing of durable medical devises. Can B̅’s products include oils, creams, moisturizers, isolate, gel caps, spa products, and concentrates and lifestyle products. Can B̅ develops its own line of proprietary products as well seeks synergistic value through acquisitions in the hemp industry. Can B̅ aims to be the premier provider of the highest quality hemp derived products on the market through sourcing the best raw material and offering a variety of products we believe will improve people’s lives in a variety of areas.

Note 2 – Liquidity

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of March 31, 2021, the Company had cash and cash equivalents of $1,677,076 and a working capital of $2,984,648. For the periods ended March 31, 2021 and 2020, the Company had net loss of $2,179,882 and $1,134,107, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of the Company, as defined below, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The consolidated balance sheet information as of December 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). The interim consolidated financial statements contained herein should be read in conjunction with the 2020 Form 10-K.

Principles of Consolidation

The unaudited consolidated financial statements contained herein include the accounts of Can B Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

Covid-19

Commencing in December 2019, the novel strain of coronavirus (“COVID-19”) began spreading throughout the world, including the first outbreak in the US in February 2020. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has disrupted and continues to significantly disrupt local, regional, and global economies and businesses. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on the Company’s customers, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company’s financial condition and/or results of operations is uncertain.

In response to COVID-19, the Company put into place certain restrictions, requirements and guidelines to protect the health of its employees and clients, including requiring that certain conditions be met before employees return to the Company’s offices. Also, to protect the health and safety of its employees, the Company’s daily execution has evolved into a largely virtual model. The Company plans to continue to monitor the current environment and may take further actions that may be required by federal, state or local authorities or that it determines to be in the interests of its employees, customers, and partners.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes. Descriptions of these policies are discussed in the Company’s 2020 Form 10-K. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 3: Summary of Significant Accounting Policies” of our 2020 Form 10-K.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following accounting pronouncement which became effective for the Company in 2021, and which did not have a material impact on its condensed consolidated financial statements:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies ASC 740 to simplify the accounting for income taxes. ASU 2019-12 addresses the accounting for hybrid tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, intraperiod tax allocation exception to incremental approach, ownership changes in investments - changes from a subsidiary to an equity method investment, ownership changes in investments - changes from an equity method investment to a subsidiary, interim period accounting for enacted changes in tax law and year-to-date loss limitation in interim period tax accounting.

Segment reporting

As of March 31, 2021, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net loss.

Note 4 – Asset Acquisitions

Botanical Biotech Asset Acquisition

On March 11, 2021, Company entered into an Asset Acquisition Agreement, which was fully executed on March 17, 2021, with multiple sellers (each, a “Seller” and, collectively, the “Sellers”), pursuant to which the Sellers agreed to sell certain assets to Company, and to transfer such assets to Botanical Biotech, LLC, a newly-formed, wholly-owned subsidiary of the Company (“Transferee” or “BB”). The assets purchased (“BB Assets”) include certain materials and manufacturing equipment, marketing or promotional designs, brochures, advertisements, concepts, literature, books, media rights, rights against any other person or entity in respect of any of the foregoing and all other promotional properties, in each case primarily used, developed or acquired by the Sellers for use in connection with the ownership and operation of the BB Assets. In exchange for the BB Assets the Company will pay the Seller a maximum of $355,057, payable half in the form of cash or cash equivalent and half in the form of restricted shares of common stock of the Company (the “Shares”) at a price per Share equal to the average closing price of the common stock of the Company during the ten (10) consecutive trading days immediately preceding the closing. The Company has agreed to indemnify the Sellers for certain breaches of covenants, representations and warranties and for claims relating to the BB Assets following closing.

In conjunction with the BB asset acquisition, the Company entered into employment agreements with two sellers.

The Company and BB entered into an employment agreement with Lebsock dated March 11, 2021 (the “Lebsock Agreement”) pursuant to which Lebsock will serve as the President of BB for a term of three (3) years. The term of the Lebsock Agreement will automatically renew for an additional 3-year term unless other terminated by either party. Lebsock will receive a base salary equal to $120,000 per year, subject to an annual increase of not less than 3% on each anniversary of the Lebsock Agreement during the term. The Company also agreed to issue a stock bonus to Lebsock in accordance with the Company’s Incentive Stock Option Plan (“ISOP”) in an amount of $100,000, and to pay Lebsock a defined percentage of the EBITDA for BB each calendar quarter (“Profit Split”) according to a mutually agreed performance target (“Target”). EBITDA is defined as the earnings before interest, depreciation, taxes, depreciation, and amortization and will be paid as reported by the Company’s accountant and as reviewed by the Company’s auditor. It will be accumulative on a quarter-to-quarter basis, meaning if one quarter has a negative EBITDA, it would be offset against the following quarter’s positive EBITDA distribution. Lebsock has the option to accept the Profit Split in either direct cash payment or Shares, or any combination, at Lebsock’s option. Shares would be valued at the prior 10-day closing price and issued under SEC Rule 144 restriction.

Effective March 16, 2021, BB entered into a Consulting Agreement (the “Schlosser Agreement”) with Schlosser pursuant to which Schlosser has agreed to provide consulting services to BB for a period of 3 months in exchange for compensation equal to $10,000 per month. Schlosser will also be entitled to reimbursement for certain work-related expenses. Pursuant to the Schlosser Agreement, Schlosser also agreed to assign to BB all inventions developed by Schlosser in connection with his services to BB. The Schlosser Agreement also contains certain non-compete and confidentiality provisions. Per the Acquisition Agreement, Schlosser was to receive an employment agreement similar to the Lebsock Agreement; however, BB and Schlosser elected to enter into the Schlosser Agreement instead.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

Note 5 – Inventories

Inventories consist of:

	March 31,	December 31,
	2021	2020
Raw materials	$284,192	$294,522
Finished goods	47,759	50,432
Total	$331,951	$344,954

Note 6 – Property and Equipment

Property and equipment consist of:

	March 31,	December 31,
	2021	2020
Furniture and fixtures	$21,724	$21,727
Office equipment	12,378	12,378
Manufacturing equipment	397,229	397,230
Medical equipment	776,396	776,392
Leasehold improvements	26,902	26,902
Total	1,234,629	1,234,629
Accumulated depreciation	(271,201)	(239,650)
Net	$963,428	$994,979

Depreciation expense was $31,551 and $30,625 for the three months ended March 31, 2021 and 2020, respectively.

Note 7 – Goodwill and Intangible Assets

Intangible assets consist of:

	March 31,	December 31,
	2021	2020
Technology, IP and patents	$929,015	$674,240
Hemp processing registration	85,200	85,200
Total	1,014,215	759,440
Accumulated amortization	(219,863)	(236,431)
	$794,352	$523,009

Amortization expense was $43,860 and $129,966 for the three months ended March 31, 2021 and 2020, respectively.

Amortization expense for the balance of 2021, and for each of the next five years and thereafter is estimated to be as follows:

Nine months ended December 31, 2021	$113,029
Fiscal year 2022	97,112
Fiscal year 2023	97,112
Fiscal year 2024	97,112
Fiscal year 2025	86,970
Thereafter	303,017
$794,352

There was no goodwill activity during the three months ended March 31, 2021 or 2020.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

Note 8 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note with Arena Special Opportunities Partners I, LP (“ASOP”). The principal balance of the note is $2,675,239 and it is to be utilized for working capital purposes. The note matures in September, 2021 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note was evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 3,426,280 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 3,426,280 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to the ASOP convertible promissory note. Aggregate amortization of the original issue discount for the three months ended March 31, 2021 and 2020 was $376,000 and $0, respectively. The principal balance outstanding at March 31, 2021 was $2,286,792. Subsequent to March 31, 2021, the maturity date of the note was extended to January 31, 2022.

In December 2020, the Company entered into a convertible promissory note with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and it is to be utilized for working capital purposes. The note matures in September, 2021 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note was evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 131,325 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 131,325 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to the ASOP convertible promissory note. Aggregate amortization of the original issue discount for the three months ended March 31, 2021 and 2020 was approximately $12,000 and $0, respectively. The principal balance outstanding at March 31, 2021 was $87,773. Subsequent to March 31, 2021, the maturity date of the note was extended to January 31, 2022.

PPP Loan

In 2020, the Company received a loan under the U.S. Small Business Administration’s Paycheck Protection Program established under the Coronavirus Aid Relief and Economic Security Act (“CARES act”) and related rules and regulations (the “PPP loan”) of $194,940.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of such loans after eight weeks, if the loan is used for eligible purposes, including to fund payroll costs, mortgage interest, rent and/or utility costs, and meet certain other requirements, including, the maintenance of employment and compensation levels. The Company plans to use the entire PPP Loan for qualifying expenses and expects to qualify for full or partial forgiveness under the program. However, the Company can provide no assurance that it will obtain forgiveness for any portion. The Company has submitted all appropriate forgiveness documentation and are awaiting word from the PPP

Related Party Loan

In 2020, the Company entered into a loan payable to a director of the Company with a principal balance of $224,000. The loan bore interest at 12% per annum and was due in December 2020. The Company subsequently paid the loan in full in February 2021.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

Note 9 – Stockholders’ Equity

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

Common Stock

For the three months ended March 31, 2021, the Company issued an aggregate of 5,732,000 shares of Common Stock under its Offering Statement on Form 1-A (File No. 024-11233) (the “Regulation A Offering”) currently in effect and an additional 130,758 shares of common stock to various consultants for services.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

Note 10 – Stock Options

A summary of stock options activity for the three months ended March 31, 2021 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2021	1,197,199	$0.40	5.00
Granted	306,817	$0.44	5.00
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, March 31, 2021	1,504,016	$0.41	4.84

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested options, January 1, 2021	1,197,199	$0.35
Granted	306,817	$0.41
Vested	-	-
Forfeited	-	-
Non-vested options, March 31, 2021	$1,504,016	$0.36

Note 11 – Income Taxes

The Company’s income tax provisions for the three months ended March 31, 2021 and 2020 reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Note 12 – Related Party Transactions

For the three months ended March 31, 2021 and 2020, the Company paid fees to a service provider that is a relative of a director for professional services in the amount of $9,900 and $32,700, respectively.

Note 13 – Commitments and Contingencies

Employment Agreements

On December 28, 2020, the Company entered into new three-year Employment Agreements with CEO Marco Alfonsi, CFO Stanley Teeple, and Pure Health Products LLC Pasquale Ferro. Under these agreements, they are to receive a i) base salary of fifteen thousand dollars ($15,000.00) per month, ii) is eligible to receive cash and or stock bonuses, iii) shall receive a stock bonus in accordance with the Company’s Incentive Stock Option Plan (“ISOP”) in an amount of one-hundred thousand dollars ($100,000) per year of the Agreement, iv) 200 shares of the Company’s Series C Preferred stock, v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances. Phil Scala. Interim COO also received a similar agreement with a base compensation of fifty-two thousand annually, $100,000 in ISO, and 20 Preferred C shares.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

Lease Agreements

We determine if a contract contains a lease at inception. Our material operating lease is office space. Our leases generally have remaining terms of 1-3 years. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term.

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

Rent expense for the three months ended March 31, 2021 and 2020 was $71,448 and $92,606, respectively.

At March 31, 2021, the future minimum lease payments under non-cancellable operating leases were:

Nine months ended December 31, 2021	$35,291
Fiscal year 2022	15,685
$50,976

Note 14 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued and as of that date, except as reported below, there were no subsequent events that required adjustment or disclosure in the consolidated financial statements.

On April 9, 2021 and April 21, 2021, respectively, the Company acquired from auction certain farm equipment for $160,165 in total.

On April 28, 2021, the Company terminated its licensing agreement with Lifeguard Licensing Corp. and the parties settled all potential claims against each other.

On May 17, 2021, the Company executed an agreement to sell $1,500,000 in convertible promissory notes to institutional investors for a purchase price of $1,350,00. The notes will be convertible into the Company’s common stock at a base rate of $0.39, which will be adjustable upon the happening of certain events. The investors will also be issued warrants with a 50% coverage at an exercise price of $0.45, as well as 221,096 commitment shares. The notes will be secured by the company’s assets and guarantees of its subsidiaries. The foregoing transaction has yet to close. The Company also amended its existing notes with the same investors to extend their maturity to January 31, 2022 and to remove the requirement to seek investor approval for certain acquisition transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (.

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”); however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third-parties looking to incorporate such compounds into their products through its wholly owned subsidiary, Botantical Biotech, LLC (incorporated March 10, 2021). Botanical Biotech has also begun synthesizing delta-8 from hemp. Delta-8 can produce similar, though less potent, effects as delta-9 (commonly referred to as THC); however, the legality of hemp derived delta-8 is in a gray area and considered a potential loophole at this point due to the 2018 hemp bill. The Company’s other subsidiaries did not have operations during Q1 2021.

The Company is in the business of promoting health and wellness through its development, manufacture and sale of products containing cannabinoids derived from hemp biomass and the licensing of durable medical devises. Can B̅’s products include oils, creams, moisturizers, isolate, gel caps, spa products, and concentrates and lifestyle products. Can B̅ develops its own line of proprietary products as well seeks synergistic value through acquisitions in the hemp industry. Can B̅ aims to be the premier provider of the highest quality hemp derived products on the market through sourcing the best raw material and offering a variety of products we believe will improve people’s lives in a variety of areas.

The consolidated financial statements include the accounts of CANB and its operational wholly owned subsidiaries.

Results of Operations

Three months ended March 31, 2021 compared with three months ended March 31, 2020.

Revenues decreased $262,767 from $569,707 in 2020 to $306,940 in 2021. The decrease was due to the impact of the COVID-19 outbreak which resulted in the termination of elective surgeries which is the Company’s primary medical device revenue. In addition, certain distributors lost clients due to business closings which had an additional impact on the Company’s overall revenue activity.

Cost of product sales decreased $44,754 from $121,549 in 2020 to $76,795 in 2021 due to the reduction in sales caused by the COVID-19 outbreak.

Operating expenses increased $462,528 from $1,560,151 in 2020 to $2,022,679 in 2021 as a direct result of professional fees incurred and attributable to the Company’s asset acquisitions and Regulation A offering.

Net loss increased $1,045,775 from $1,134,107 in 2020 to $2,179,882 in 2021. The increase was due to the $462,528 increase in total operating expenses coupled by the $366,059 increase in other expense – net, the $825 decrease in provision for income taxes and the $218,013 decrease in gross profit.

Liquidity and Capital Resources

At March 31, 2021, the Company had cash and cash equivalents of $1,677,076 and a working capital of $2,984,648. Cash and cash equivalents increased $1,219,278 from $457,798 at December 31, 2020 to $1,677,076 at March 31, 2021. For the three months ended March 31, 2021, $2,883,137 was provided by financing activities, $1,486,329 was used in operating activities, and $177,530 was used in investing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2021, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period March 31, 2021 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 28, 2021, the Company was served with a commercial legal action against the Company and certain officers by two investors of the Company (collectively, the “Investors”). The complaint was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 605191/2021. The complaint alleges four causes of action including breach of contract and misrepresentations.

We have consulted with attorneys and believe the Investors’ complaints are without merit, factually inaccurate, and frivolous. We intend to vigorously defend ourselves against the aforementioned legal action and will likely bring counterclaims against the Investors.

Other than above, we are not aware of any pending or threatened legal proceedings in which we are involved.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the three months ended March 31, 2021 are as follows:

From January 1, 2021 through March 31, 2021 the Company issued an aggregate of 5,732,000 shares of Common Stock under its Reg A-1 registration currently in effect and an additional 130,758 shares of common stock to various consultants for services.

From January 1, 2021 through March 31, 2021 the Company issued an aggregate of 355,057 shares of Common Stock under an asset acquisition agreement with Botanical Biotech.

From January 1, 2021 through March 31, 2021 the Company issued an aggregate of 355,250 shares of Common Stock under note conversion agreement.

From January 1, 2021 through March 31, 2021 the Company issued an aggregate of 800,000 shares of Common Stock under a note conversion agreement.

From January 1, 2021 through March 31, 2021 the Company issued an aggregate of 150 shares of Preferred C shares under multiple employment agreements. The Preferred C shares converted to 3,750,000 shares of Common Stock upon issuance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

2.1	Share Purchase Agreement with Prosperity Systems, Inc., dated January 5, 2015(2)
2.2	Membership Purchase Agreement with Pure Health Products(6)
2.3	Green Grow Stock Purchase Agreement(4)
2.4	Green Grow Modification Agreement(1)
2.5	Green Grow Settlement Agreement(10)
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
4.1	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
4.2	Articles of Amendment designating Series B Preferred Stock rights(1)
4.3	Articles of Amendment designating Series C Preferred Stock rights(7)
4.4	Articles of Amendment designating Series D Preferred Stock rights(10)
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020(10)
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020(10)
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020(10)
10.4	Employment Agreement with Phil Scala dated December 29, 2020(10)
10.5	Commission Agreement with Andrew Holtmeyer(10)
10.6	Employment Agreement with Bradley Lebsock(10)
10.7	Consulting Agreement with Jordan Schlosser(10)
10.8	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.9	Settlement Agreement with Lifeguard Licensing Corp.
10.10	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.11	2020 Arena Securities Purchase Agreement(10)
10.12	2020 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.13	2020 ASOF Warrant to Purchase Common Stock(10)
10.14	2020 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.15	2020 ASOP Warrant to Purchase Common Stock(10)
10.16	2020 Arena Security Agreement(10)
10.17	2020 Arena Intellectual Property Security Agreement(10)
10.18	2020 Arena Registration Rights Agreement(10)
10.19	2020 Arena Holding Escrow Agreement(10)
10.20	2020 Arena Guaranty Agreement from Company Subsidiaries(10)
10.21	Amendment to 2020 ASOF Promissory Note
10.22	Amendment to 2020 ASOP Promissory Note
10.23	2021 Arena Securities Purchase Agreement
10.24	Form 2021 ASOF Original Issue Discount Senior Secured Convertible Promissory Note
10.25	Form 2021 ASOF Warrant to Purchase Common Stock
10.26	Form 2021 ASOP Original Issue Discount Senior Secured Convertible Promissory Note
10.27	Form 2021 ASOP Warrant to Purchase Common Stock
10.28	2021 Arena Registration Rights Agreement
10.29	2021 Addendum to Arena Security Agreement
10.30	2021 Addendum to Arena Intellectual Property Security Agreement
10.31	2021 Addendum to Arena Guaranty Agreement from Company Subsidiaries
10.32	Asset Acquisition Agreement with Imbibe(10)
10.33	Asset Acquisition Agreement with various Sellers (Botanical Biotech)(10)
14.1	Code of Ethics(1)
21.1	List of Subsidiaries(10)
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part II, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part II, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.
(10)	Filed with the Annual Report on Form 10-K filed with the SEC on April 14, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Can B Corp.

Date: May 21, 2021	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: May 21, 2021	By:	/s/ Stanley L. Teeple
Stanley L. Teeple, Chief Financial Officer

