Form 10-Q
period 2021-06-30
Can B Corp
filed 2021-08-16
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐
(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 15, 2021 was 16,943,010 shares.

Can B Corp.

FORM 10-Q

June 30, 2021

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,093,156	$457,798
Accounts receivable, less allowance for doubtful accounts of $533,300 and $485,848, respectively	2,159,886	2,003,064
Inventory	320,243	344,954
Note receivable	2,898	2,898
Operating lease right-of-use-asset - current	37,535	35,790
Prepaid expenses	632,750	1,209,126
Total current assets	4,246,468	4,053,630

Property and equipment, net	1,089,113	994,979

Other assets:
Deposits	23,287	21,287
Intangible assets, net	734,732	523,009
Goodwill	55,849	55,849
Operating lease right-of-use-asset - noncurrent	-	22,384
Other noncurrent assets	12,968	20,315
Total other assets	826,836	642,844

Total assets	$6,162,417	$5,691,453

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$384,195	$153,640
Accrued expenses	157,610	200,495
Notes and loans payable, net	2,626,315	1,827,531
Operating lease liability - current	37,786	43,506
Total current liabilities	3,205,906	2,225,172

Long-term liabilities:
Notes and loans payable, net	-	194,940
Operating lease liability - noncurrent	-	15,492
Total long-term liabilities	-	210,432

Total liabilities	$3,205,906	$2,435,604

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, issued and outstanding	5,539,174	5,539,174
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 50 issued and outstanding	-	-
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 1,950 issued and outstanding	2	-
Common stock, no par value; 1,500,000,000 shares authorized, 16,943,010 and 5,544,590 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	30,070,447	26,111,978
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	3,225,461	2,563,399
Accumulated deficit	(35,305,895)	(30,386,024)
Total stockholders’ equity	2,956,511	3,255,849

Total liabilities and stockholders’ equity	$6,162,417	$5,691,453

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Product sales	$362,101	$204,684	$605,796	$774,091
Service revenue	39,665	400	102,910	700
Total revenues	401,766	205,084	708,706	774,791
Cost of revenues	258,612	48,045	335,407	169,594
Gross profit	143,154	157,039	373,299	605,197

Operating expenses	2,728,998	1,276,512	4,751,677	2,836,663

Loss from operations	(2,585,844)	(1,119,473)	(4,378,378)	(2,231,466)

Other income (expense):
Other income	-	221	3,582	441
Gain on debt extinguishment	196,889	-	196,889	-
Interest expense	(348,008)	(68,898)	(740,795)	(82,782)
Other expense	(1,982)	(42,500)	-	(50,000)
Other expense	(153,101)	(111,177)	(540,324)	(132,341)

Loss before provision for income taxes	(2,738,945)	(1,230,650)	(4,918,702)	(2,363,807)

Provision for income taxes	1,044	275	1,169	1,225

Net loss	$(2,739,989)	$(1,230,925)	$(4,919,871)	$(2,365,032)

Loss per share - basic and diluted	$(0.12)	$(0.33)	$(0.26)	$(0.65)
Weighted average shares outstanding - basic and diluted	23,387,935	3,745,915	18,935,976	3,614,610

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Three Months Ended June 30, 2021 and 2020

	Series A		Series B		Series C		Series D						Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Three months ended June 30, 2021

Balance, April 1, 2021	20	$5,539,174	-	$-	50	$-	1,950	$2	16,667,655	$29,719,534	543,715	$(572,678)	$2,563,399	$(32,565,906)	$4,683,525

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	275,356	350,913	-	-	-	-	350,913

Issuance of common stock warrants and commitment shares in connection with convertible promissory note	-	-	-	-	-	-	-	-	-	-	-	-	662,062	-	662,062

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,739,989)	(2,739,989)

Balance, June 30, 2021	20	$5,539,174	0	$-	50	$-	1,950	$2	16,943,011	$30,070,447	543,715	$(572,678)	$3,225,461	$(35,305,895)	$2,956,511

Three months ended June 30, 2020

Balance, April 1, 2020	20	$5,539,174	-	$-	-	$-	-	$-	2,861,740	$23,541,249	-	$-	$1,075,176	$(24,495,330)	$5,660,269

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	132,053	183,223	-	-	-	-	183,223

Issuance of common stock pursuant to note agreements	-	-	-	-	-	-	-	-	162,545	88,927	-	-	-	-	88,927

Issuance of common stock for acquisition of intangible assets	-	-	-	-	-	-	-	-	235,000	201,187	-	-	-	-	201,187

Issuance of common stock for compensation	-	-	-	-	-	-	-	-	30,000	41,625	-	-	-	-	41,625

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,230,925)	(1,230,925)

Balance, June 30, 2020	20	$5,539,174	-	$-	-	$-	-	$-	3,421,338	$24,056,211	-	$-	$1,075,176	$(25,726,255)	$4,944,306

Six Months Ended June 30, 2021 and 2020

	Series A		Series B		Series C		Series D						Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Six months ended June 30, 2021

Balance, January 1, 2021	20	$5,539,174	-	$-	-	$-	-	$-	5,544,590	$26,111,978	543,715	$(572,678)	$2,563,399	$(30,386,024)	$3,255,849

Issuance of preferred stock	-	-	-	-	50	-	1,950	2	-	-	-	-	-	-	2

Conversion of Series C Preferred stock to Common stock	-	-	-	-	-	-	-	-	3,750,000	-	-	-	-	-	-

Sale of common stock	-	-	-	-	-	-	-	-	5,732,000	2,866,000	-	-	-	-	2,866,000

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	1,155,250	537,748	-	-	-	-	537,748

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	406,114	417,048	-	-	-	-	417,048

Issuance of common stock for asset acquisition	-	-	-	-	-	-	-	-	355,057	137,673	-	-	-	-	137,673

Issuance of common stock warrants and commitment shares in connection with convertible promissory note	-	-	-	-	-	-	-	-	-	-	-	-	662,062	-	662,062

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,919,871)	(4,919,871)

Balance, June 30, 2021	20	$5,539,174	0	$-	50	$-	1,950	$2	16,943,011	$30,070,447	543,715	$(572,678)	$3,225,461	$(35,305,895)	$2,956,511

Six months ended June 30, 2020

Balance, January 1, 2020	20	$5,539,174	-	$-	-	$-	-	$-	2,680,937	$23,113,077	-	$-	$1,075,176	$(23,361,223)	$6,366,204

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	190,888	315,615	-	-	-	-	315,615

Issuance of common stock - reverse stock split rounding	-	-	-	-	-	-	-	-	2,460	-	-	-	-	-	-

Issuance of common stock pursuant to FirstFire note agreement	-	-	-	-	-	-	-	-	119,508	295,780	-	-	-	-	295,780

Issuance of common stock pursuant to note agreements	-	-	-	-	-	-	-	-	162,545	88,927	-	-	-	-	88,927

Issuance of common stock for acquisition of intangible assets	-	-	-	-	-	-	-	-	235,000	201,187	-	-	-	-	201,187

Issuance of common stock for compensation	-	-	-	-	-	-	-	-	30,000	41,625	-	-	-	-	41,625

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,365,032)	(2,365,032)

Balance, June 30, 2020	20	$5,539,174	-	$-	-	$-	-	$-	3,421,338	$24,056,211	-	$-	$1,075,176	$(25,726,255)	$4,944,306

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net loss	$(4,919,871)	$(2,365,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	975,787
Depreciation	72,342	61,510
Amortization of intangible assets	103,480	277,158
Amortization of original-issue-discounts	697,594	69,645
Unrealized loss on investment	-	50,000
Bad debt expense	47,452	131,985
Forgiveness of PPP loan	(194,940)	-
Changes in operating assets and liabilities:
Accounts receivable	(204,274)	(377,212)
Inventory	24,711	410,664
Prepaid expenses	576,376	(10,140)
Deposits	(2,000)	-
Other noncurrent assets	7,347	34,625
Operating lease right-of-use asset	(573)	376
Accounts payable	647,603	150,840
Accrued expenses	(42,885)	63,376
Net cash used in operating activities	(3,187,638)	(526,418)

Investing activities:
Note receivable	-	481
Purchase of property and equipment	(166,476)	(16,787)
Purchase of intangible assets	(177,530)	-
Investment in marketable security	-	(600,000)
Net cash used in investing activities	(344,006)	(616,306)

Financing activities:
Proceeds received from notes and loans payable	1,525,000	1,657,840
Proceeds from issuance of Series D Preferred Stock	2	-
Proceeds from sale of common stock	2,866,000	-
Repayments of notes and loans payable	(224,000)	(70,000)
Deferred financing costs	-	(101,455)
Net cash provided by financing activities	4,167,002	1,486,385

Increase in cash and cash equivalents	635,358	343,661
Cash and cash equivalents, beginning of period	457,798	46,540
Cash and cash equivalents, end of period	$1,093,156	$390,201

Supplemental Cash Flow Information:
Income taxes paid	$1,169	$950
Interest paid	$4,000	$3,206
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayments of notes payable	$537,748	$384,707
Amortization of prepaid issuance of common stock for services rendered	$-	$618,547
Issuance of common stock in asset acquisitions	$137,673	$201,187
Issuance of common stock for services rendered	$417,048	$-
Issuance of common stock warrants and commitment shares in connection with convertible promissory note	$662,062	$-

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (the “Company”, “we”, “us”, “our”, “CANB”, “Can B̅” or “Registrant”).

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”); however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third-parties looking to incorporate such compounds into their products through its wholly owned subsidiary, Botantical Biotech, LLC (incorporated March 10, 2021). Botanical Biotech has also begun synthesizing delta-8 from hemp. Delta-8 can produce similar, though less potent, effects as delta-9 (commonly referred to as THC); however, the legality of hemp derived delta-8 is in a gray area and considered a potential loophole at this point due to the 2018 hemp bill. The Company’s other subsidiaries did not have operations during the six months ended June 30, 2021.

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

Note 2 – Liquidity

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of June 30, 2021, the Company had cash and cash equivalents of $1,093,156 and a working capital of $1,040,562. For the periods ended June 30, 2021 and 2020, the Company had net loss of $4,919,871 and $2,365,032, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

June 30, 2021

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

Segment reporting

As of June 30, 2021, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 5 – Inventories

Inventories consist of:

	June 30,	December 31,
	2021	2020
Raw materials	$273,333	$294,522
Finished goods	46,910	50,432
Total	$320,243	$344,954

Note 6 – Property and Equipment

Property and equipment consist of:

	June 30,	December 31,
	2021	2020
Furniture and fixtures	$21,724	$21,727
Office equipment	12,378	12,378
Manufacturing equipment	561,328	397,230
Medical equipment	776,396	776,392
Leasehold improvements	26,902	26,902
Total	1,398,728	1,234,629
Accumulated depreciation	(309,615)	(239,650)
Net	$1,089,113	$994,979

Depreciation expense was $72,342 and $61,510 for the six month periods ending June 30, 2021 and 2020, respectively.

Note 7 – Goodwill and Intangible Assets

Intangible assets consist of:

	June 30,	December 31,
	2021	2020
Technology, IP and patents	$989,443	$674,240
Hemp processing registration	85,200	85,200
Total	1,074,643	759,440
Accumulated amortization	(339,911)	(236,431)
	$734,732	$523,009

Amortization expense was $103,480 and $277,158 for the six months ended, 2021 and 2020, respectively.

Amortization expense for the balance of 2021, and for each of the next five years and thereafter is estimated to be as follows:

Six months ended December 31, 2021	$48,556
Fiscal year 2022	97,112
Fiscal year 2023	97,112
Fiscal year 2024	97,112
Fiscal year 2025	86,970
Thereafter	307,870
$734,732

There was no goodwill activity during the six months ended June 30, 2021 and 2020.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 8 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The principal balance of the note is $2,675,239 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 3,426,280 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 3,426,280 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. Aggregate amortization of the original issue discount for the six months ended June 30, 2021 and 2020 was approximately $533,000 and $0, respectively. The principal balance outstanding at June 30, 2021 was $2,286,792.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 131,325 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 131,325 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. Aggregate amortization of the original issue discount for the six months ended June 30, 2021 and 2020 was approximately $22,000 and $0, respectively. The principal balance outstanding at June 30, 2021 was $87,773.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The principal balance of the note is $1,193,135 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 1,529,670 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 1,529,670 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. Aggregate amortization of the original issue discount for the six months ended June 30, 2021 and 2020 was approximately $90,000 and $0, respectively. The principal balance outstanding at June 30, 2021 was $1,073,250.

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The principal balance of the note is $306,865 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 393,417 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 393,417 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. Aggregate amortization of the original issue discount for the six months ended June 30, 2021 and 2020 was approximately $23,000 and $0, respectively. The principal balance outstanding at June 30, 2021 was $276,750.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

In May 2021, the Company received notice of forgiveness of the PPP loan in whole, including all accrued unpaid interest. In fiscal year 2021, the Company recorded the forgiveness of $194,940 of principal and $1,949 of accrued interest for a total of $196,889, which was included in gain on extinguishment of debt on the Consolidated Statements of Operations.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

Common Stock

For the six months ended June 30, 2021, the Company issued an aggregate of 5,732,000 shares of Common Stock under its Offering Statement on Form 1-A (File No. 024-11233) (the “Regulation A Offering”).

Note 10 – Stock Options

A summary of stock options activity for the six months ended June 30, 2021 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2021	1,197,199	$0.36	4.42
Granted	561,920	$0.46	4.82
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, June 30, 2021	1,759,119	$0.39	4.53

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested options, January 1, 2021	1,197,199	$0.35
Granted	561,920	$0.46
Vested	-	-
Forfeited	-	-
Non-vested options, June 30, 2021	$1,759,119	$0.36

Note 11 – Income Taxes

The Company’s income tax provisions for the six and three months ended June 30, 2021 and 2020 reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Note 12 – Related Party Transactions

For the six months ended June 30, 2021 and 2020, the Company paid fees to a service provider that is a relative of a director for professional services in the amount of $9,900 and $42,600, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

Rent expense for the six months ended June 30, 2021 and 2020 was $84,724 and $121,652, respectively.

At June 30, 2021, the future minimum lease payments under non-cancellable operating leases were:

Six months ended December 31, 2021	$23,527
Fiscal year 2022	14,259
$37,786

Note 14 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued and as of that date, except as reported below, there were no subsequent events that required adjustment or disclosure in the consolidated financial statements.

On August 12, 2021 the Company entered into an Equipment Acquisition Agreement with TWS Pharma, LLC, a Wisconsin limited liability company and L7 TWS Pharma, LLC, a Wisconsin limited liability company (collectively, “TWS”) pursuant to which the Company agreed to purchase certain equipment and inventory from TWS for a total purchase price equal to $5,316,774, with $1,250,000 payable in a 12-month promissory note with 6% simple interest and monthly payments of $100,000 due per month, and $4,066,774 payable in shares of the Company’s common stock valued at $0.62 per share; provided, however, that the Company will withhold $1,750,000 of the shares for a period of ninety (90) days from the closing date. The first $500,000 of payments of the promissory note will be secured by 1,000,000 shares of CANB’s common stock.

On August 13, 2021 the Company entered into an Asset Purchase Agreement with Music City Botanicals, LLC, a Wisconsin limited liability company (“MCB”) pursuant to which the Company agreed to purchase certain equipment, inventory, and intellectual property from MCB for a total purchase price equal to $1,394,324, with $498,259 payable in cash and $896,065 payable in shares of the Company’s common stock valued at $0.62 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (.

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”); however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third-parties looking to incorporate such compounds into their products through its wholly owned subsidiary, Botantical Biotech, LLC (incorporated March 10, 2021). Botanical Biotech has also begun synthesizing delta-8 from hemp. Delta-8 can produce similar, though less potent, effects as delta-9 (commonly referred to as THC); however, the legality of hemp derived delta-8 is in a gray area and considered a potential loophole at this point due to the 2018 hemp bill. The Company’s other subsidiaries did not have operations during the six months ended June 30, 2021.

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

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020.

Revenues increased $196,682 from $205,084 in 2020 to $401,766 in 2021. The increase was due to the resumption of elective surgeries in 2021 which were temporarily paused through Q2 of 2020 due to the impact of the COVID-19 outbreak. Medical durable equipment utilized in elective surgeries is the Company’s primary medical device revenue. In addition, the increase was related to operations of the Company’s delta-8 synthesizing business which began in March 2021.

Cost of product sales increased $210,567 from $48,045 in 2020 to $258,612 in 2021 due to the increase in sales caused by increase in elective surgeries.

Operating expenses increased $1,452,486 from $1,276,512 in 2020 to $2,728,998 in 2021 as a direct result of professional fees incurred and attributable to the Company’s asset acquisitions and Regulation A offering.

Net loss increased $1,509,064 from $1,230,925 in 2020 to $2,739,989 in 2021. The increase was due to the $1,452,486 increase in total operating expenses coupled by the $13,885 decrease in gross profit.

Six months ended June 30, 2021 compared to six months ended June 30, 2020.

Revenues decreased $66,085 from $774,791 in 2020 to $708,706 in 2021. The decrease was due to the impact of the COVID-19 outbreak through the end of Q1 2021. The Company began to rebound and increase revenues compared to prior periods in Q2 of 2021 due to the resumption and surge of elective surgeries in Q2 2021. In addition, certain distributors lost clients due to business closings which had an additional impact on the Company’s overall revenue activity.

Cost of product sales increased $165,813 from $169,594 in 2020 to $335,407 in 2021 due to increase of inventory pricing in 2021 as well as operations of the Company’s delta-8 synthesizing business which began in March 2021.

Operating expenses increased $1,915,014 from $2,836,663 in 2020 to $4,751,677 in 2021 as a direct result of professional fees incurred and attributable to the Company’s asset acquisitions and Regulation A offering.

Net loss increased $2,554,839 from $2,365,032 in 2020 to $4,919,871 in 2021. The increase was due to the $1,915,014 increase in total operating expenses coupled by the $658,013 increase in interest expense, contrasted by gain on debt extinguishment of $196,899 due to forgiveness of the Company’s PPP loan.

Liquidity and Capital Resources

At June 30, 2021, the Company had cash and cash equivalents of $1,093,156 and a working capital of $1,040,562. Cash and cash equivalents increased $635,358 from $457,798 at December 31, 2020 to $1,093,156 at June 30, 2021. For the six months ended June 30, 2021, $4,167,002 was provided by financing activities, $3,187,638 was used in operating activities, and $344,006 was used in investing activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no off-balance sheet arrangements.

Trend Information

The novel coronavirus disease of 2019 (“COVID-19”) outbreak has affected the Company’s operations as set forth above. The full impact of the COVID-19 outbreak continues to evolve. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the foreseeable future, however, as a direct result of medical offices closure in our primary area of operations, our sales for third quarter are down approximately 60% year over year and quarter over quarter. During the course of the pandemic situation, the Company laid off 80% of its workforce in the CBD business and are just now recovering those operations. Our inventory increased to over $500,000 due to lack of sales, but fortunately, the product shelf life exceeds two years so as sales increase, we expect inventory levels to level off at close to $200,000. Our Duramed division was tasked with 90% of the affiliate doctors ceasing operations for period from 4-8 months and are just now recovering full operations. Presently, our Duramed operations are at 60% of pre-COVID operational level. Our expectation that as business open, and in particular medical offices, that our recovery will progress in sync with the speed of the business openings and expect to be back to pre-COVID operational level by end of the 3rd quarter 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the six months ended June 30, 2021 are as follows:

From January 1, 2021 through June 30, 2021 the Company issued an aggregate of 5,732,000 shares of Common Stock under its Reg A-1 registration currently in effect and an additional 406,114 shares of common stock to various consultants for services.

From January 1, 2021 through June 30, 2021 the Company issued an aggregate of 355,057 shares of Common Stock under an asset acquisition agreement with Botanical Biotech.

From January 1, 2021 through June 30, 2021 the Company issued an aggregate of 1,155,250 shares of Common Stock under various note conversion agreements.

From January 1, 2021 through June 30, 2021 the Company issued an aggregate of 150 shares of Preferred C shares under multiple employment agreements. The Preferred C shares converted to 3,750,000 shares of Common Stock upon issuance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

2.1	Share Purchase Agreement with Prosperity Systems, Inc., dated January 5, 2015(2)
2.2	Membership Purchase Agreement with Pure Health Products(6)
2.3	Green Grow Stock Purchase Agreement(4)
2.4	Green Grow Modification Agreement(1)
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
4.1	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
4.2	Articles of Amendment designating Series B Preferred Stock rights(1)
4.3	Articles of Amendment designating Series C Preferred Stock rights(7)
4.4	Articles of Amendment designating Series D Preferred Stock rights(10)
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020(10)
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020(10)
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020(10)
10.4	Employment Agreement with Phil Scala dated December 29, 2020(10)
10.5	Commission Agreement with Andrew Holtmeyer(10)
10.6	Employment Agreement with Bradley Lebsock(10)
10.7	Consulting Agreement with Jordan Schlosser(10)
10.8	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.9	Settlement Agreement with Lifeguard Licensing Corp.(11)
10.10	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.11	2020 Arena Securities Purchase Agreement(10)
10.12	2020 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.13	2020 ASOF Warrant to Purchase Common Stock(10)
10.14	2020 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.15	2020 ASOP Warrant to Purchase Common Stock(10)
10.16	2020 Arena Security Agreement(10)
10.17	2020 Arena Intellectual Property Security Agreement(10)
10.18	2020 Arena Registration Rights Agreement(10)
10.19	2020 Arena Holding Escrow Agreement(10)
10.20	2020 Arena Guaranty Agreement from Company Subsidiaries(10)
10.21	Amendment to 2020 ASOF Promissory Note(11)
10.22	Amendment to 2020 ASOP Promissory Note(11)
10.23	2021 Arena Securities Purchase Agreement(11)
10.24	2021 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.25	2021 ASOF Warrant to Purchase Common Stock(11)
10.26	2021 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.27	2021 ASOP Warrant to Purchase Common Stock(11)
10.28	2021 Arena Registration Rights Agreement(11)
10.29	2021 Addendum to Arena Security Agreement(11)
10.30	2021 Addendum to Arena Intellectual Property Security Agreement(11)
10.31	2021 Addendum to Arena Guaranty Agreement from Company Subsidiaries(11)
10.32	Asset Acquisition Agreement with Imbibe(10)
10.33	Asset Acquisition Agreement with various Sellers (Botanical Biotech)(10)
10.34	Equipment Acquisition Agreement with TWS
10.35	Promissory Note to TWS
14.1	Code of Ethics(1)
21.1	List of Subsidiaries
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part II, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part II, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.
(10)	Filed with the Annual Report on Form 10-K filed with the SEC on April 14, 2021 and incorporated herein by reference.
(11)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 21, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Can B Corp.

Date: August 16, 2021	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: August 16, 2021	By:	/s/ Stanley L. Teeple
Stanley L. Teeple, Chief Financial Officer

