Form 10-Q
period 2021-09-30
Can B Corp
filed 2021-11-05
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of October 29, 2021 is 28,040,528.

Can B Corp.

FORM 10-Q

September 30, 2021

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$190,529	$457,798
Accounts receivable, less allowance for doubtful accounts of $533,300 and $485,848, respectively	3,129,265	2,003,064
Inventory	861,294	344,954
Note receivable	2,898	2,898
Operating lease right-of-use-asset - current	671,954	35,790
Prepaid expenses	324,097	1,209,126
Total current assets	5,180,037	4,053,630

Property and equipment, net	7,338,685	994,979

Other assets:
Deposits	23,287	21,287
Intangible assets, net	702,873	523,009
Goodwill	55,849	55,849
Operating lease right-of-use-asset - noncurrent	1,298,500	22,384
Other noncurrent assets	13,082	20,315
Total other assets	2,093,591	642,844

Total assets	$14,612,313	$5,691,453

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$658,084	$153,640
Accrued expenses	1,907,726	200,495
Due to related party	320,000	-
Notes and loans payable, net	4,147,639	1,827,531
Operating lease liability - current	812,174	43,506
Total current liabilities	7,845,623	2,225,172

Long-term liabilities:
Notes and loans payable, net	-	194,940
Operating lease liability - noncurrent	1,160,915	15,492
Total long-term liabilities	1,160,915	210,432

Total liabilities	$9,006,538	$2,435,604

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, issued and outstanding	5,539,174	5,539,174
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 50 issued and outstanding	-	-
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 1,950 issued and outstanding	2	-
Common stock, no par value; 1,500,000,000 shares authorized, 27,132,807 and 5,544,590 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	35,952,327	26,111,978
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	3,225,461	2,563,399
Accumulated deficit	(38,538,511)	(30,386,024)
Total stockholders’ equity	5,605,775	3,255,849

Total liabilities and stockholders’ equity	$14,612,313	$5,691,453

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Product sales	$1,749,435	$459,196	$2,355,231	$1,233,287
Service revenue	160,937	300	263,847	1,000
Total revenues	1,910,372	459,496	2,619,078	1,234,287
Cost of revenues	540,886	70,381	876,293	239,975
Gross profit	1,369,486	389,115	1,742,785	994,312

Operating expenses	3,893,685	1,161,751	8,645,362	3,998,414

Loss from operations	(2,524,199)	(772,636)	(6,902,577)	(3,004,102)

Other income (expense):
Other income	-	204	2,935	645
Gain on debt extinguishment	-	-	196,889	-
Interest expense	(707,855)	(468,799)	(1,448,650)	(551,581)
Other (expense) income	(647)	10,000	-	(40,000)
Other expense	(708,502)	(458,595)	(1,248,826)	(590,936)

Loss before provision for income taxes	(3,232,701)	(1,231,231)	(8,151,403)	(3,595,038)

Provision for (benefit from) income taxes	(85)	1,945	1,084	3,170

Net loss	$(3,232,616)	$(1,233,176)	$(8,152,487)	$(3,598,208)

Loss per share - basic and diluted	$(0.11)	$(0.37)	$(0.36)	$(1.16)
Weighted average shares outstanding - basic and diluted	30,025,766	3,376,610	22,667,619	3,091,866

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Three Months Ended September 30, 2021 and 2020

	Series A		Series B		Series C		Series D						Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Three months ended September 30, 2021

Balance, July 1, 2021	20	$5,539,174	-	$-	50	$-	1,950	$2	16,943,011	$30,070,447	543,715	$(572,678)	$3,225,461	$(35,305,895)	$2,956,511

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	1,035,011	568,776	-	-	-	-	568,776

Issuance of common stock for asset acquisitions	-	-	-	-	-	-	-	-	5,181,999	3,212,840	-	-	-	-	3,212,840

Sale of common stock	-	-	-	-	-	-	-	-	3,591,540	1,960,001	-	-	-	-	1,960,001

Issuance of common stock in lieu of interest payment	-	-	-	-	-	-	-	-	381,247	140,263	-	-	-	-	140,263

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,232,616)	(3,232,616)

Balance, September 30, 2021	20	$5,539,174	0	$-	50	$-	1,950	$2	27,132,808	$35,952,327	543,715	$(572,678)	$3,225,461	$(38,538,511)	$5,605,775

Three months ended September 30, 2020

Balance, July 1, 2020	20	$5,539,174	-	$-	-	$-	-	$-	3,421,338	$24,056,211	-	$-	$1,075,176	$(25,726,255)	$4,944,306

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	245,000	85,444	-	-	-	-	85,444

Issuance of common stock in lieu of interest payment	-	-	-	-	-	-	-	-	185,000	77,775	-	-	-	-	77,775

Issuance of common stock for inventory	-	-	-	-	-	-	-	-	478,715	491,979	-	-	-	-	491,979

Treasury stock acquired	-	-	-	-	-	-	-	-	(543,715)	-	543,715	(560,000)			(560,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,233,176)	(1,233,176)

Balance, September 30, 2020	20	$5,539,174	-	$-	-	$-	-	$-	3,786,338	$24,711,409	543,715	$(560,000)	$1,075,176	$(26,959,431)	$3,806,328

Nine Months Ended September 30, 2021 and 2020

	Series A		Series B		Series C		Series D						Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Nine months ended September 30, 2021

Balance, January 1, 2021	20	$5,539,174	-	$-	-	$-	-	$-	5,544,590	$26,111,978	543,715	$(572,678)	$2,563,399	$(30,386,024)	$3,255,849

Issuance of preferred stock	-	-	-	-	50	-	1,950	2	-	-	-	-	-	-	2

Conversion of Series C Preferred stock to Common stock	-	-	-	-	-	-	-	-	3,750,000	-	-	-	-	-	-

Sale of common stock	-	-	-	-	-	-	-	-	9,323,540	4,826,001	-	-	-	-	4,826,001

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	1,155,250	537,748	-	-	-	-	537,748

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	1,441,125	985,824	-	-	-	-	985,824

Issuance of common stock for asset acquisitions	-	-	-	-	-	-	-	-	5,537,056	3,350,513	-	-	-	-	3,350,513

Issuance of common stock warrants and commitment shares in connection with convertible promissory note	-	-	-	-	-	-	-	-	-	-	-	-	662,062	-	662,062

Issuance of common stock in lieu of interest payment	-	-	-	-	-	-	-	-	381,247	140,263	-	-	-	-	140,263

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,152,487)	(8,152,487)

Balance, September 30, 2021	20	$5,539,174	0	$-	50	$-	1,950	$2	27,132,808	$35,952,327	543,715	$(572,678)	$3,225,461	$(38,538,511)	$5,605,775

Nine months ended September 30, 2020

Balance, January 1, 2020	20	$5,539,174	-	$-	-	$-	-	$-	2,680,937	$23,113,077	-	$-	$1,075,176	$(23,361,223)	$6,366,204

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	435,888	401,059	-	-	-	-	401,059

Issuance of common stock - reverse stock split rounding	-	-	-	-	-	-	-	-	2,460	-	-	-	-	-	-

Issuance of common stock pursuant to FirstFire note agreement	-	-	-	-	-	-	-	-	119,508	295,780	-	-	-	-	295,780

Issuance of common stock presuant to note agreements	-	-	-	-	-	-	-	-	162,545	88,927	-	-	-	-	88,927

Issuance of common stock for acqusition of intangible assets	-	-	-	-	-	-	-	-	235,000	201,187	-	-	-	-	201,187

Issuance of common stock for compensation	-	-	-	-	-	-	-	-	30,000	41,625	-	-	-	-	41,625

Issuance of common stock in lieu of interest payment	-	-	-	-	-	-	-	-	185,000	77,775	-	-	-	-	77,775

Issuance of common stock for inventory	-	-	-	-	-	-	-	-	478,715	491,979	-	-	-	-	491,979

Treasury stock acquired	-	-	-	-	-	-	-	-	(543,715)	-	543,715	(560,000)			(560,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,598,208)	(3,598,208)

Balance, September 30, 2020	20	$5,539,174	-	$-	-	$-	-	$-	3,786,338	$24,711,409	543,715	$(560,000)	$1,075,176	$(26,959,431)	$3,806,328

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net loss	$(8,152,487)	$(3,598,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	1,373,763
Depreciation	141,961	92,999
Amortization of intangible assets	135,339	446,556
Amortization of original-issue-discounts	1,168,918	141,404
Bad debt expense	47,452	202,137
Forgiveness of PPP loan	(194,940)	-
Stock-based interest expense	140,263	390,430
Changes in operating assets and liabilities:
Accounts receivable	(1,173,653)	(690,675)
Inventory	(516,340)	362,348
Prepaid expenses	885,029	(15,990)
Deposits	(2,000)	-
Other noncurrent assets	7,233	33,714
Operating lease right-of-use asset	1,811	565
Accounts payable	1,490,268	221,161
Accrued expenses	(42,769)	164,512
Net cash used in operating activities	(6,063,915)	(875,284)

Investing activities:
Note receivable	-	1,481
Purchase of property and equipment	(472,827)	(43,616)
Purchase of intangible assets	(177,530)	-
Net cash used in investing activities	(650,357)	(42,135)

Financing activities:
Proceeds received from notes and loans payable	1,525,000	1,667,840
Proceeds from issuance of Series D Preferred Stock	2	-
Proceeds from sale of common stock	4,826,001	-
Repayments of notes and loans payable	(224,000)	(90,000)
Deferred financing costs	-	(101,455)
Proceeds received from related parties	320,000	-
Acquisition of treasury stock	-	(560,000)
Net cash provided by financing activities	6,447,003	916,385

Decrease in cash and cash equivalents	(267,269)	(1,034)
Cash and cash equivalents, beginning of period	457,798	46,540
Cash and cash equivalents, end of period	$190,529	$45,506

Supplemental Cash Flow Information:
Income taxes paid	$1,084	$3,170
Interest paid	$4,000	$19,746
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayments of notes payable	$537,748	$462,482
Amortization of prepaid issuance of common stock for services rendered	$-	$931,079
Issuance of common stock in asset acquisitions	$3,350,513	$201,187
Issuance of common stock for services rendered	$985,824	$-
Issuance of common stock warrants and commitment shares in connection with convertible promissory note	$662,062	$-
Issuance of common stock for inventory	$-	$491,980

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

Note 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (the “Company”, “we”, “us”, “our”, “CANB”, “Can B̅” or “Registrant”).

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”); however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third-parties looking to incorporate such compounds into their products through its wholly owned subsidiaries, Botanical Biotech, LLC (incorporated March 10, 2021), TN Botanicals, LLC and CO Botanicals LLC (both incorporated in August 2021). These three subsidiaries have also begun synthesizing Delta-8 and Delta-10 from hemp. Delta-8 and Delta-10 can produce similar, though less potent, effects as delta-9 (commonly referred to as THC); however, the legality of hemp derived Delta-8 and Delta-10 are in a gray area and considered a potential loophole at this point due to the 2018 hemp bill. The Company’s other subsidiaries did not have operations during the nine months ended September 30, 2021.

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

Note 2 – Liquidity

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of September 30, 2021, the Company had cash and cash equivalents of $190,529 and negative working capital of $2,665,586. For the periods ended September 30, 2021 and 2020, the Company had incurred losses of $8,152,487 and $3,598,208, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through the sale of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

Principles of Consolidation

The unaudited consolidated financial statements contained herein include the accounts of Can B Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

Segment reporting

As of September 30, 2021, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

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

CO Botanicals Asset Acquisition

On August 12, 2021, The Company and CO Botanicals LLC (“COB”), a newly-formed, wholly-owned subsidiary of the Company entered into an Equipment Acquisition Agreement (the “TWS Agreement”) with TWS Pharma, LLC, (“TWS Pharma”) and L7 TWS Pharma, LLC (“L7 TWS” and, collectively with TWS Pharma, “TWS”). Pursuant to the TWS Agreement, COB agreed to purchase certain equipment and other assets from TWS (the “TWS Assets”) for a total purchase price equal to $5,316,774, with $1,250,000 payable via a 12-month promissory note issued by the Company to TWS Pharma with 6% simple interest and monthly payments of $100,000 due per month (the “TWS Note”), and $4,066,774 payable in shares of the Company’s common stock valued at $0.62 per share (the “TWS Shares”); provided, however, that $1,750,000 of the TWS Shares will be withheld in escrow for a period of ninety (90) days from the closing date, which will be deducted from the purchase price should the Company discover any defects or misrepresentations. The first $500,000 of payments of the TWS Note will be secured by 1,000,000 shares of the Company’s common stock to be held in escrow.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

TN Botanicals Asset Acquisition

On August 13, 2021 the Company and TN Botanicals LLC (“TNB”), a newly-formed, wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “MCB Agreement”) with Music City Botanicals, LLC, pursuant to which TNB agreed to purchase certain equipment, other assets, and intellectual property from MCB (the “MCB Assets”) for a total purchase price equal to $1,394,324, with $498,259 payable in cash and $896,065 payable in shares of the Company’s common stock valued at $0.62 per share (the “MCB Shares”).

Note 5 – Inventories

Inventories consist of:

	September 30,	December 31,
	2021	2020
Raw materials	$775,116	$294,522
Finished goods	86,178	50,432
Total	$861,294	$344,954

Note 6 – Property and Equipment

Property and equipment consist of:

	September 30,	December 31,
	2021	2020
Furniture and fixtures	$21,724	$21,727
Office equipment	12,378	12,378
Manufacturing equipment	6,849,314	397,230
Medical equipment	776,396	776,392
Leasehold improvements	26,902	26,902
Total	7,686,714	1,234,629
Accumulated depreciation	(348,029)	(239,650)
Net	$7,338,685	$994,979

Depreciation expense related to property and equipment was $140,961 and $92,999 for the nine month periods ending September 30, 2021 and 2020, respectively.

Note 7 – Goodwill and Intangible Assets

Intangible assets consist of:

	September 30,	December 31,
	2021	2020
Technology, IP and patents	$989,743	$674,240
Hemp processing registration	85,200	85,200
Total	1,074,943	759,440
Accumulated amortization	(372,070)	(236,431)
	$702,873	$523,009

Amortization expense was $135,339 and $446,556 for the nine months ended September 30, 2021 and 2020, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

Amortization expense for the balance of 2021, and for each of the next five years and thereafter is estimated to be as follows:

Three months ended December 31, 2021	$24,278
Fiscal year 2022	97,112
Fiscal year 2023	97,112
Fiscal year 2024	97,112
Fiscal year 2025	86,966
Thereafter	300,293
$702,873

There was no goodwill activity during the nine months ended September 30, 2021 and 2020.

Note 8 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The principal balance of the note is $2,675,239 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 3,426,280 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 3,426,280 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. Aggregate amortization of the original issue discount for the nine months ended September 30, 2021 and 2020 was approximately $760,000 and $0, respectively. The principal balance outstanding at September 30, 2021 was $2,286,792.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 131,325 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 131,325 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. Aggregate amortization of the original issue discount for the nine months ended September 30, 2021 and 2020 was approximately $31,000 and $0, respectively. The principal balance outstanding at September 30, 2021 was $87,773.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The principal balance of the note is $1,193,135 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 1,529,670 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 1,529,670 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. Aggregate amortization of the original issue discount for the nine months ended September 30, 2021 and 2020 was approximately $277,000 and $0, respectively. The principal balance outstanding at September 30, 2021 was $1,073,250.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The principal balance of the note is $306,865 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 393,417 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 393,417 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. Aggregate amortization of the original issue discount for the nine months ended September 30, 2021 and 2020 was approximately $71,000 and $0, respectively. The principal balance outstanding at September 30, 2021 was $276,750.

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

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6% (See Note 4). As of September 30, 2021, the total amount outstanding was $1,050,000.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

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

Common Stock

For the nine months ended September 30, 2021, the Company issued an aggregate of 9,323,540 shares of Common Stock under its Offering Statement on Form 1-A (File No. 024-11233) (the “Regulation A Offering”).

In addition, for the nine months ended September 30, 2021, the Company issued an aggregate of 5,537,056, 1,441,125, and 1,536,497 of Common Stock for asset acquisitions, services rendered, and in lieu of note and interest repayments, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

Note 10 – Stock Options

A summary of stock options activity for the nine months ended September 30, 2021 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2021	1,197,199	$0.36	4.17
Granted	561,920	$0.46	4.57
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, September 30, 2021	1,759,119	$0.39	4.27

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested options, January 1, 2021	1,197,199	$0.35
Granted	561,920	$0.46
Vested	-	-
Forfeited	-	-
Non-vested options, September 30, 2021	$1,759,119	$0.36

Note 11 – Income Taxes

The Company’s income tax provisions for the nine and three months ended September 30, 2021 and 2020 reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Note 12 – Related Party Transactions

For the nine months ended September 30, 2021 and 2020, the Company paid fees to a service provider that is a relative of a director for professional services in the amount of $9,900 and $54,500, respectively.

As of September 30, 2021, the Company has amounts due to a related party of $320,000 which are expected to be repaid in the next twelve months.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

Lease Agreements

We determine if a contract contains a lease at inception. Our material operating leases are utilized for office space, processing and storage. Our leases generally have remaining terms of 1-3 years. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

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

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

Rent expense for the nine months ended September 30, 2021 and 2020 was $492,919 and $193,069, respectively.

At September 30, 2021, the future minimum lease payments under non-cancellable operating leases were:

Three months ended December 31, 2021	$181,725
Fiscal year 2022	655,885
Fiscal year 2023	701,839
Fiscal year 2024	433,640
$1,973,089

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

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”); however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third-parties looking to incorporate such compounds into their products through its wholly owned subsidiaries, Botanical Biotech, LLC (incorporated March 10, 2021) and TN Botanicals LLC and CO Botanicals LLC (both incorporated in August 2021). The three subsidiaries have also begun synthesizing Delta-8 and Delta-10 from hemp. Delta-8 can produce similar, though less potent, effects as delta-9 (commonly referred to as THC); however, the legality of hemp derived delta-8 is in a gray area and considered a potential loophole at this point due to the 2018 hemp bill. The Company’s other subsidiaries did not have operations during the nine months ended September 30, 2021.

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

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020.

Revenues increased $1,450,876 from $459,496 in 2020 to $1,910,372 in 2021. The increase was due to the resumption of elective surgeries in 2021 which were temporarily paused through Q2 of 2020 due to the impact of the COVID-19 outbreak. Medical durable equipment utilized in elective surgeries is the Company’s primary medical device revenue. In addition, the increase was related to operations of the Company’s delta-8 synthesizing business which began in March 2021 as well as revenues from the Company’s initial operations in Tennessee.

Cost of product sales increased $470,505 from $70,381 in 2020 to $540,886 in 2021 due to the increase in sales caused by increase in elective surgeries.

Operating expenses increased $2,731,934 from $1,161,751 in 2020 to $3,893,685 in 2021 as a direct result of professional fees incurred and attributable to the Company’s asset acquisitions and Regulation A offering.

Net loss increased $1,999,440 from $1,233,176 in 2020 to $3,232,616 in 2021. The increase was due to the $2,731,934 increase in total operating expenses net of the $980,371 increase in gross profit.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020.

Revenues increased $1,384,791 from $1,234,287 in 2020 to $2,619,078 in 2021. The increase was due to the resumption of elective surgeries in 2021 which were temporarily paused through Q2 of 2020 due to the impact of the COVID-19 outbreak. Medical durable equipment utilized in elective surgeries is the Company’s primary medical device revenue. In addition, the increase was related to operations of the Company’s delta-8 synthesizing business which began in March 2021 as well as revenues from the Company’s initial operations in Tennessee.

Cost of product sales increased $636,318 from $239,975 in 2020 to $876,293 in 2021 due to increase of inventory pricing in 2021 as well as operations of the Company’s delta-8 synthesizing business which began in March 2021.

Operating expenses increased $4,646,948 from $3,998,414 in 2020 to $8,645,362 in 2021 as a direct result of professional fees incurred and attributable to the Company’s asset acquisitions and Regulation A offering.

Net loss increased $4,554,279 from $3,598,208 in 2020 to $8,152,487 in 2021. The increase was due to the $4,646,948 increase in total operating expenses net of the $748,473 increase in gross profit period over period.

Liquidity and Capital Resources

At September 30, 2021, the Company had cash and cash equivalents of $190,529 and negative working capital of $2,665,586. Cash and cash equivalents decreased $267,269 from $457,798 at December 31, 2020 to $190,529 at September 30, 2021. For the nine months ended September 30, 2021, $6,447,003 was provided by financing activities, $6,063,915 was used in operating activities, and $650,357 was used in investing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2021, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period September 30, 2021 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the nine months ended September 30, 2021 are as follows:

From January 1, 2021 through September 30, 2021 the Company issued an aggregate of 9,323,540 shares of Common Stock under its Reg A-1 registration currently in effect and an additional 1,441,125 shares of common stock to various consultants for services.

From January 1, 2021 through September 30, 2021 the Company issued an aggregate of 5,537,056 shares of Common Stock under various asset acquisition agreements.

From January 1, 2021 through September 30, 2021 the Company issued an aggregate of 1,536,497 shares of Common Stock under various note and related interest conversion agreements.

From January 1, 2021 through September 30, 2021 the Company issued an aggregate of 150 shares of Preferred C shares under multiple employment agreements. The Preferred C shares converted to 3,750,000 shares of Common Stock upon issuance.

From January 1, 2021 through September 30, 2021, the Company issued an aggregate of 1,950 shares of Preferred D shares.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this offering circular:

Exhibit	Description

3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
3.3	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
3.4	Articles of Amendment designating Series B Preferred Stock rights(1)
3.5	Articles of Amendment designating Series C Preferred Stock rights(7)
3.6	Articles of Amendment designating Series D Preferred Stock rights(10)
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020(10)
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020(10)
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020(10)
10.4	Employment Agreement with Phil Scala dated December 29, 2020(10)
10.5	Commission Agreement with Andrew Holtmeyer(10)
10.6	Employment Agreement with Bradley Lebsock(10)
10.8	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.9	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.10	2020 Arena Securities Purchase Agreement(10)
10.11	2020 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.12	2020 ASOF Warrant to Purchase Common Stock(10)
10.13	2020 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.14	2020 ASOP Warrant to Purchase Common Stock(10)
10.15	2020 Arena Security Agreement(10)
10.16	2020 Arena Intellectual Property Security Agreement(10)
10.17	2020 Arena Registration Rights Agreement(10)
10.18	2020 Arena Holding Escrow Agreement(10)
10.19	2020 Arena Guaranty Agreement from Company Subsidiaries(10)
10.20	Amendment to 2020 ASOF Promissory Note(11)
10.21	Amendment to 2020 ASOP Promissory Note(11)
10.22	2021 Arena Securities Purchase Agreement(11)
10.23	2021 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.24	2021 ASOF Warrant to Purchase Common Stock(11)
10.25	2021 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.26	2021 ASOP Warrant to Purchase Common Stock(11)
10.27	2021 Arena Registration Rights Agreement(11)
10.28	2021 Addendum to Arena Security Agreement(11)
10.29	2021 Addendum to Arena Intellectual Property Security Agreement(11)
10.30	2021 Addendum to Arena Guaranty Agreement from Company Subsidiaries(11)
10.31	Promissory Note to TWS(13)

10.32	Commercial Lease with Makers Developments LLC(14)
10.33	Single-Tenant NNN Lease Agreement with CS2 Real Estate Holdings, LLC(14)
10.34	Commercial Lease with Red Road Business Park(14)
14.1	Code of Ethics(1)
21.1	List of Subsidiaries(15)
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part III, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part III, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.
(10)	Filed with the Annual Report on Form 10-K filed with the SEC on April 14, 2021 and incorporated herein by reference.
(11)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 21, 2021 and incorporated herein by reference.
(13)	Filed with the Current Report on Form 8-K filed with the SEC on August 17, 2021 and incorporated herein by reference.
(14)	Filed with the Current Report on Form 8-K filed with the SEC on September 1, 2021 and incorporated herein by reference.
(15)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Can B Corp.

Date: November 4, 2021	By:	/s/ Marco Alfonsi
Marco Alfonsi, Chief Executive Officer

Date: November 4, 2021	By:	/s/ Stanley L. Teeple
Stanley L. Teeple, Chief Financial Officer

