Form 10-K
period 2021-12-31
Can B Corp
filed 2022-04-15
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2021, was $13,502,693 based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of April 13, 2022, the registrant had outstanding 3,325,814 shares of common stock, $0.00 par value per share.

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

Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this prospectus are based on information available to us on the date of this Annual Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report.

PART I

Item 1.	Business

Organization

We were originally incorporated as WrapMail, Inc. in Florida on October 11, 2005 in order to tap into a largely un-serviced segment of the web-based advertising industry. Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc., a New York corporation incorporated on April 2, 2008, in order to acquire Prosperity’s office productivity software suite as a complement to WRAP’s existing intellectual property. After its acquisition, the Company transferred Prosperity’s operations to WRAP; however, the Company does not currently actively operate its WRAP or Prosperity divisions pending decision on whether to hold on to, sell or repurpose such assets.

Around the first quarter of 2017, the Company began to transition into the health and wellness space, including the development, processing and sale of hemp derived products, and now operates three distinct divisions: retail sales, R&D and manufacturing, and durable medical devices. The Company also has a hemp cultivation division which is currently non-operational.

On May 15, 2017, WRAP changed its name to Canbiola, Inc. to reflect its transition. On March 6, 2020 CANB changed its name to “Can B̅ Corp.” in order to segregate its corporate identity from its lead products branded under the Canbiola™ brand.

Effective December 27, 2010, WRAP effected a 10 for 1 forward stock split of its common stock. Effective June 4, 2013, WRAP effected a 1 for 10 reverse stock split of its common stock. On March 6, 2020, Can B̅ effected a 1 for 300 reverse stock split of its common stock. The accompanying consolidated financial statements retroactively reflect these stock splits. On March 13, 2022, the Company effectuated a 1 for 15 reverse split of its stock.

Business Segments

The Company is in the business of promoting health and wellness through its development, manufacture and sale of products containing cannabinoids derived from hemp biomass and the licensing of durable medical devises.

Hemp is thought to contain anywhere from 60 to over 100 naturally occurring compounds (cannabinoids) thought to interact with cannabinoid receptors present on the surface of cells in various parts of the central nervous system. The effects of cannabinoids are thought to depend on the area of the brain involved. Cannabidiol (“CBD”) is probably one of the most well-known of these compounds, thought to have many beneficial uses. CBD is incorporated into many of the Company’s products; however, the Company has recently begun extracting and processing cannabinol (“CBN”), cannabigerol (“CBG”), delta-10 and delta-8 for its products and for wholesale to third-parties looking to incorporate such compounds into their products. The Company has all of its hemp based raw materials to incorporate into products tested by a 3rd party independent laboratory. The Company aims to be the premier provider of the highest quality natural hemp cannabinoid products on the market through sourcing the very best raw material and developing a variety of products it believes will improve people’s lives in a variety of areas.

I-	Pure Health Products

Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) is the Company’s manufacturing arm. PHP manufactures all of the Company’s CBD products and also provides white label manufacturing and production services to third parties and performs research and development for the Company. Through PHP, the Company is able to control the manufacturing process of its products while reducing its production costs. Pasquale Ferro is the president of PHP.

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

The Company currently has four in-house branded CBD products that are manufactured by PHP and sold to consumers, Canbiola™, Nu Wellness™, Seven Chakras™ and Pure Leaf Oil™.

The Company’s Canbiola™ CBD products are sold via medical professionals under distribution agreements and directly by the Company via its website and vending machines. The Canbiola™ assets are held directly by the Company and include tinctures, soaps, bath soaks, cryo-gel, salves, massage oils, powders, capsules and roll-ons.

The Company’s Pure Leaf Oil™ assets are held by PHP. Pure Leaf Oil™ CBD products are sold via PHP’s website, direct to consumer via walk-in business, and through distributors and are meant for retail customers not referred through the medical community. Pure Leaf Oil™ products include massage oils, joint salves, bath salts, nano sprays, drops, and cryo-gels. PHP also holds the assets related to its Seven Chakras™ brand. Seven Chakras™ is targeted toward health clubs, spas, and beauty lines and CBD products include lotion, massage oils, roll-ons, isolate, powders, capsules, and bath soaks. Severn Chakras™ has its own internet website and direct markets to its customer base.

PHP has also created a new brand, Nu Wellness™, which it intends to market through distributors as an independent pharmacy brand targeted towards independent retail drug stores. Nu Wellness™ has yet to launch or make sales, which are intended to occur sometime in 2022.

All finished products are stored for time- quality measurement, and each batch of every product is sent to an independent third-party lab for a Certificate of Analysis (“COA”) of the finished products. These COA’s are both listed on our web site and available via the QR code on every retail package.

II-	Hemp Operating Division

The Company’s hemp operating division performs R&D for the Company including for CBN, CBG, delta-8 and delta-10. It also produces industrial hemp and processes hemp biomass, isolate and isomers.

Around March 17, 2021, the Company acquired assets through its newly-formed, wholly-owned subsidiary, Botanical Biotech, LLC, a Nevada limited liability company (“BB” or “Botanical Biotech”). Such assets include certain materials and manufacturing equipment and marketing or promotional designs, brochures, advertisements, concepts, literature, books, media rights, rights against any other person or entity in respect of any of the foregoing and all other promotional properties, in each case primarily used, developed or acquired by the Sellers for use in connection with the ownership and operation of the BB Assets.

Around August 12, 2021, the Company and CO Botanicals LLC, a Nevada limited liability company and wholly owned subsidiary of CANB (“COB”) acquired hemp processing assets from TWS Pharma, LLC, a Wisconsin limited liability company and L7 TWS Pharma, LLC, a Wisconsin limited liability company. COB operates out of Mead, CO.

Around August 13, 2021 the Company and TN Botanicals LLC, a Nevada limited liability company and wholly owned subsidiary of CANB (“TNB”) acquired assets from Music City Botanicals, LLC, a Wisconsin limited liability company (“MCB”) including certain equipment, inventory, and intellectual property. TNB operates out of Mcminville, TN.

From its Miami lab, the Company processes hemp isolate into isomers such as CBN, CBG, delta-8 and delta-10. At its Tennessee location, the Company produces industrial hemp, processes hemp biomass to isolate, processes isolate to isomers such as CBN, CBG, delta-8 and delta-10, and performs research and development on cannabinoids such as such as CBN, CBG, delta-8, delta-10, CBD and CBDA. At its Colorado facilities, the Company produces industrial hemp and processes hemp biomass to isolate. The biomass and isolate processed by the Company may be produced by the Company or purchased from third parties. All of the Company’s end products contain .3% or less of THC (delta-9).

The Company is also in the process of building out an event/consumption lounge at its Miami lab for showcasing its products and building brand awareness. It is intended that he lounge will attract corporate executives, socialites, influencers and celebrities as a place where they can hang out and sample the Company’s products, including vapes and edibles (each non-THC). The lounge will have 1,500 sqft indoor space and a 1,000 sqft patio. The lounge will have a plug and play surround sound system, 140 inch hi-def 4k bridged TVs and host podcasts, karaoke, and DJ with stage capabilities and will offer bar grub and food truck menus. The Company has also executed a contract with a developer to build and operate additional lounges across the country, subject to certain terms and conditions, including the success of the Miami lounge once open.

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

On May 29, 2019, the Company created Duramed MI to execute the same business strategy into the no-fault insurance market in New Jersey that it had developed in New York; however, Duramed MI is not currently operating in NJ and is in the process of moving its operations to Michigan, which have not begun yet. None of Duramed’s products are reimbursable under any federal program.

IV-	Green Grow Farms

Green Grow Farms, Inc., a New York corporation (“GGFI” or “Green Grow”) served as the Company’s hemp cultivation arm. Through GGFI, the Company grew its own hemp in New York and partnered with third party growers in other states whereby GGFI provided the farmers with seed and training and splits profits with the farmers. GGFI was to supply the Company with all hemp needed for the Company to produce its CBD products, which hemp would be processed by a third party and shipped to the Company’s production facility in Lacey, WA. Notwithstanding the foregoing, currently, it is less expensive to buy crude oil and isolate than to produce such from hemp grown by the Company. Accordingly, the Company has stopped its Green Grow operations in favor of buying raw products from third parties. If and when it makes economic sense to grow its own hemp again, the Company will resume Green Grow operations.

V-	Imbibe Wellness Solutions

On February 22, 2021, the Company entered into an agreement to purchase additional CBD brand assets from Imbibe Health Solutions, LLC, a Delaware limited liability company. The assets have been placed into the Company’s wholly owned subsidiary, Imbibe Wellness Solutions, LLC, a Nevada limited liability company (fka Radical Tactical LLC) (“Imbibe Wellness”), and include the intellectual property rights, including trademarks, logos, know how, formulations, productions procedures, copyrights, social media accounts, domain names and marketing materials relating to the Imbibe™ branded products, including a muscle and joint salve, unscented fizzy bath soak, CALM massage oil, Me x 3 Metabolic Energy (energy and dietary supplement), and Muscle, Joints & Back CBD Cryo Gel. Imbibe Wellness is intended to develop and sell specific celebrity endorsed products and products promoted through influencer branding, which brands are expected to launch in 2022. Walter Hoelzel is the president of Imbibe Wellness.

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

Hemp biomass and its derivative products have glutted the US market, benefiting our manufacturing divisions with less expensive product but causing our hemp cultivation and processing division to become financially imprudent until the oversupply issue has resolved. Thus, we have halted operations in such division for the time being but may resume such operations should a sound opportunity present. Although we have contract farm agreements in place to grow and harvest hemp biomass, other raw materials for our finished products have at least three sources of supply in the open market and we have little risk of any ingredient supply at this time.

Intellectual Property

The Company employs, through its Pure Health Product LLC division, two full time product researchers and developers and technology experts who, on a daily basis, set the quality standards and new product development status and time-line agendas under the direct supervision of the Company’s management team.

The Company has not been granted any patents or trademarks by the USPTO or by any patent or trademark office of a foreign nation.

Employees

The Company, directly or through its subsidiaries, currently has 68 full-time employees.

Reports to Security Holders

Our common stock is registered under the Exchange Act and we are required to file current, quarterly and annual reports and other information with the SEC. You may read and copy any document that we file at the SEC’s public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are available to you free of charge at the SEC’s web site at www.sec.gov. We are an electronic filer with the SEC and, as such, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This information may be found at www.sec.gov and posted on our website at www.canbcorp.com.

Government Regulation

The cultivation and sale of hemp and hemp products is federally regulated under the United States Farm Bill. The 2018 Farm Bill removed hemp as a Schedule 1 Substance under the Controlled Substances Act; however, rules and regulations relating to manufacture and sale of CBD and other hemp derivative products under the Farm Bill must still be promulgated and are expected to impact the Company’s operations. As the industry and our product lines expand, it is uncertain what other statutory schemes and agencies will start to regulate our products. The FDA currently still considers the addition of CBD to food products, cosmetics or supplements to be illegal and prohibits the advertisement of CBD products with health claims. The Company must also comply with each state’s laws relating to the sale and manufacture, as applicable, of hemp-based products, with some states allowing the sale of cannabinoid products, some states limiting to medical purposes and some states banning outright. These regulations may affect, among others, the way the Company manufactures and distributes its products, the way the Company is taxed, the way the Company banks, the location of the Company’s facilities, the content and testing of the Company’s products, and the quality of the Company’s services. The Company has not sought or received approval of any of its products from the FDA or any state agency. Should the Company be sanctioned by the FDA or state agencies, it could materially, negatively impact the Company’s operations and revenue sources.

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

The Company does not currently own any real property. We do however lease office space in Hicksville, New York for $3,917 per month, out of which all subsidiaries other than PHP operate. The Company’s wholly-owned subsidiary, Pure Health Products, operates its manufacturing facility in Lacey, Washington with lease payments equal to $2,345 per month. The Company has leases for three (3) properties, as described below.

The Company leases approximately 7,408 square feet of the property located at 2041 NW 1st Avenue, Miami, FL 33127 (the “1st Property”). Base rent for the 1st Property is $16,000 per month, or $192,000 for the first year, except that if CANB pays the base rent in advance, the base rent amount for the first year will be reduced to $186,000. The base rent will increase by 5% each year during the term of the lease.

The Company leases an approximately 14,300 square foot building and related parcel located at 14320 Longs Peak Court, Mead, CO 80504 (the “LPC Property”) for base rent equal to $13,764 for the first year of the lease. Following the first year of the lease, on September 1 of each year, the base rent for the LPC Property will be increased by the greater of (i) 3%, or (ii) the difference between the Consumer Price Index for All Urban Consumers (as published by the Bureau of Labor Statistics) (“CPI”) for August 2021 compared to the CPI for August of the applicable year.

CANB leases an approximately 300,000 square foot facility situated on approximately 20 acres of industrial rated property located at 204 Red Road, McMinnville, TN 307110 (the “RR Property”) for base rent equal to $25,000 per month. The Company was granted an option to purchase the RR Property for a purchase price equal to fair market and appraised value and a right of first refusal to purchase the RR Property in the event the landlord receives a third-party offer to purchase the RR Property during the term of the lease.

CO Botanicals, LLC (“COB”), a wholly-owned subsidiary of Can B̅ Corp. leases the real properties located at 17171 County Road 21, Fort Morgan, CO 80701 and 12555 Energy Road, Fort Morgan, CO 80701 (collectively, the “Fort Morgan Properties”) on a month-to-month basis. Base rent for the Fort Morgan Properties is $22,250 per month.

Duramed leases an approximately 1,800 square feet office space located at 24901 Northwestern Highway, Southfield, MI. The lease term is for 18 months. Base rent for the lease term is $1,914 per month, or $22,963 for the first year. The base rent increases to $2,028 for the final six months.

Item 3.	Legal Proceedings

On April 28, 2021, the Company was served with a commercial legal action against the Company and certain officers by David Weissberg and Donna Marino, who are investors in the Company (collectively, the “Investors”). The complaint was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 605191/2021. The complaint alleges four causes of action.

The first cause of action alleges that the Company breached Securities Purchase Agreements with the Investors by failing to assist the Investors in getting opinion letters to remove the restrictive legends from their shares, even though the Company made introductions and requests to the Company’s counsel, provided supporting documents for the Investor’s shares, and ultimately the opinion letters could not be rendered because the Investors failed to submit required documentation to counsel.

The second cause of action is similar to the first but related to alleged misrepresentations regarding removing the restrictive legends from shares that were issued for services rather than purchased.

The third cause of action alleges that the Company mislead the Investors to invest $500,000. The final cause of action alleges that officers of the Company made misrepresentations regarding the value of the Company’s stock, which caused David Weissberg to owe more in taxes than he was expecting.

We have consulted with attorneys and believe the Investors’ complaints are without merit, factually inaccurate, and frivolous. We intend to vigorously defend ourselves against the aforementioned legal action and will likely bring counterclaims against the Investors.

Around November 24, 2021, a vendor of the Company filed amended suit against the Company in Florida, Case No. 2021 CA 001797, for monies allegedly owed and civil theft relating to such monies and related products and fraud in the inducement. We do not believe we owe such vendor any amount. The court has entered a default judgement against the Company for our failure to timely answer the complaint, which default has since been overturned.

Other than above, we are not aware of any pending or threatened legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for quotation on OTC Market’s OTCQB® Venture Market under the symbol “CANB.” Our common stock began trading in April 2011. Trading in our common stock has historically lacked consistent volume, and the market price has been volatile. Quotations of our common stock on OTCQB® reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. We is applying to have our common stock traded on Nasdaq’s Capital Market.

The following table presents, for the periods indicated, the high and low bid prices of the Company’s common stock and is based upon information provided by OTC Market. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

2021
	High	Low
First Quarter	$1.37	0.37
Second Quarter	$0.65	0.27
Third Quarter	$0.98	0.40
Fourth Quarter	$0.75	0.40

2020 (Post 300:1 Reverse Split)
	High	Low
First Quarter	$6.30	$0.95
Second Quarter	$1.98	$0.40
Third Quarter	$1.80	$0.40
Fourth Quarter	$0.67	$0.35

The last reported sale price of the Company’s common stock as of April 14, 2022 was $5.36 per share.

Record Holders

As of April 13, 2022, there were 3,325,814 shares of common stock issued and outstanding to approximately 392 shareholders of record.

Dividends

The Company paid $0 in in-kind dividends on its Series B Preferred Stock by the issuance of common stock to the Series B holders in 2020 and 2019. Each share of Series B Preferred Stock has the first preference to dividends, distributions and payments upon liquidation, dissolution and winding-up of the Company, and is entitled to an accrued cumulative but not compounding dividend at the rate of 5% per annum whether or not declared. After six months of the issuance date, such share and any accrued but unpaid dividends can be converted into common stock at the conversion price which is the lower of (i) $0.0101; or (ii) the lower of the dollar volume weighted average price of CANB common stock on the trading day prior to the conversion day or the dollar volume weighted average price of CANB common stock on the conversion day. The Series B Preferred Stock have no voting rights. There are no currently outstanding shares of Series B Preferred Stock*.

We do not anticipate paying any cash dividends in the foreseeable future. Except for its Series B Preferred Stock, of which there are none issued and outstanding*, the payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

* It has come to our attention that the Company’s transfer agent still shows 227,590 Series B Preferred shares as being held by RedDiamond Partners LLC (“RedDiamond”) due to an administrative oversight. Nonetheless, such shares were retired in exchange for 97,608 shares of common stock and rights to acquire an additional 35,667 shares of common stock issued to RedDiamond pursuant to an Exchange Agreement dated August 13, 2019.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Excise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans*
Equity compensation plans approved by security holders	1,187,199	$0.36	58,812.801
Equity compensation plans not approved by security holders	-	-	-
Total	1,187,199	$0.36	58,812,801

*	Represents 2,000 Series C Preferred Shares on an as-converted basis and 8,812,801 shares of common stock available under the Plan.

Sales of unregistered securities during the year ended December 31, 2021 are as follows:

Recent Sales of Unregistered Securities

From January 1, 2021 through December 31, 2021 the Company issued an aggregate of 814,336 shares of Common Stock under its Reg A-1 registration currently in effect and an additional 157,115 shares of common stock to various consultants for service

From January 1, 2021 through December 31, 2021 the Company issued an aggregate of 381,791 shares of Common Stock under various asset acquisition agreements.

From January 1, 2021 through December 31, 2021 the Company issued an aggregate of 111,874 shares of Common Stock under various note and related interest conversion agreements.

From January 1, 2021 through December 31, 2021 the Company issued an aggregate of 150 shares of Preferred C shares under multiple employment agreements. The Preferred C shares converted to 1,000,000 shares of Common Stock upon issuance.

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

Results of Operations

Year Ended December 31, 2021 compared with Year Ended December 31, 2020:

Revenues increased $2,894,160 from $1,709,669 in 2020 to $4,603,829 in 2021. The increase is due to the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery. Additionally, due to asset acquisitions in 2021, the Company’s Music City Botanical and Botanical Biotech brands related to an increase of sales compared to 2020 of $1,709,669. Cost of product sales increased $1,333,668 from $278,062 in 2020 to $1,611,730 in 2021 in conjunction with the increase in revenue and production in 2021.

Consulting fees increased $2,198,334 from $778,062 in 2020 to $2,976,396 in 2021. The 2021 expense amount includes legal, accounting, and other consulting fees and services incurred during the year ending December 31, 2021.

Advertising expense increased $150,454 from $519,922 in 2020 to $670,376 in 2021.

Hosting expense decreased $5,963 from $22,781 in 2020 to $16,818 in 2021.

Rent expense increased $406,989 from $234,790 in 2020 to $641,779 in 2021.

Professional fees increased $328,370 from $533,213 in 2020 to $861,583 in 2021.

Depreciation of property and equipment increased $369,268 from $124,388 in 2020 to $493,656 in 2021.

Amortization of intangible assets decreased $610,221 from $658,910 in 2020 to $48,689 in 2021.

Other operating expenses increased $576,036 from $876,431 in 2020 to $1,452,467 in 2021. The increase was due largely to higher commission fees, supplies expense and office expenses in 2021 compared to 2020. In addition, stock-based compensation expense was approximately $2,395,000 for the year ended December 31, 2021.

Net loss increased $3,290,491 from $8,878,904 in 2020 to $12,169,395 in 2021. The increase was due to all factors discussed above and in addition an increase of $1,167,510 in interest expense.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash and cash equivalents of $449,001 and negative working capital of $2,809,418. Cash and cash equivalents decreased $8,797 from $457,798 at December 31, 2020 to $449,001 at December 31, 2021. For the year ended December 31, 2021, $8,174,728 was provided by financing activities, $7,322,732 was used in operating activities, and $860,793 was used in investing activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements. It is anticipated that Green Grow will again begin operations later in 2022 as Pure Health Products revenue increases and the need for additional isolate is present. Today, the available oversupply of isolate makes it cheaper to buy quality product at the market than to grow, harvest, and extract from scratch. Duramed, Inc. is beginning to show improvements in office utilization of its ultrasound device as more surgery centers are reopening.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2021 and 2020 and the report of BF Borgers CPA PC, our independent registered public accounting firm, are set forth on pages F-1 through F-25 of this Annual Report.

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

Management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2021, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principle, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

N/A

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

Our board of directors is to be elected annually by our shareholders. The board of directors elects our executive officers annually. Our directors and executive officers as of March 31, 2022 are as follows:

Name	Age	Position
Marco Alfonsi	61	CEO, Director and Chairman since June 15, 2017
Stanley L. Teeple	73	CFO, Secretary and Director since October 1, 2018
Phil Scala	70	Interim COO since August 15, 2019
Frederick Alger Boyer, Jr.	53	Independent Director appointed October 9, 2019
Ronald A. Silver	86	Independent Director appointed October 9, 2019
James F. Murphy	74	Independent Director appointed October 9, 2019

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2020, the following Reporting Persons did not meet all applicable Section 16(a) filing requirements: (i) Stanley Teeple, (ii) David Posel, and (iii Phil Scala. (iv.) Frederick Alger Boyer, (v.) Ronald Silver, (vi) James Murphy, (vi.) Pasquale Ferro, (vii.) Andrew Holtmeyer, (viii) Marco Alfonsi. Otherwise, we believe that the Reporting Persons met such filing requirements.

Item 11.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2021.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan comp.	Non-qualified deferred comp. earnings	All other comp.	Total
Marco Alfonsi (1)	2020	$112,500	$0	$0	$93,906	$0	$0	$0	$206,406
	2021	$107,142	$0	$2,512,500	$100,000	$0	$0	$0	$2,719,642
Stanley L. Teeple (2)	2020	$112,500	$0	$469,301	$93,906	$0	$0	$0	$675,707
	2021	$90,000	$0	$2,512,500	$100,000	$0	$0	$0	$2,702,500
Pasquale Ferro (3)	2020	$112,500	$0	$528,870	$93,906	$0	$0	$0	$735,276
	2021	$98,654	$0	$2,512,500	$100,000	$0	$0	$0	$2,711,154
Phil Scala (4)	2020	$0	$0	$0	$93,906	$0	$0	$0	$93,906
	2021	$52,000	$0	$0	$0	$0	$0	$0	$52,000

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

(3) On December 28, 2018, the Company executed an Executive Service Agreement (“Ferro Agreement”) with Pasquale Ferro. The Ferro Agreement provides that Mr. Ferro serves as the President of Pure Health Products, LLC for a term of 4 years. The Ferro Agreement also provides for compensation to Mr. Ferro of $15,000 cash per month and the issuance of 5 shares of Series A Preferred Stock upon execution of the Ferro Agreement. The fair value of the Series A preferred shares is $2,109,700 and has a conversion (but not voting) vesting period of four years. In 2019, the amortized portion of Series A preferred stock is $527,425. On December 28, 2020, Pasquale Ferro signed a three year Employment Agreement. Under that agreement, he is to receive a i) base salary of fifteen thousand dollars ($15,000.00) per month, ii) is eligible to receive cash and or stock bonuses, iii) shall receive a stock bonus in accordance with the Company’s ISOP in an amount of one-hundred thousand dollars ($100,000) per year of the Agreement, iv) 200 shares of the Company’s Series C Preferred stock, and v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances.

(4) On October 11, 2019, the Company executed an Executive Service Agreement (“Scala Agreement”) with Phil Scala. The Scala Agreement provides that Mr. Scala serves as the Interim Chief Operating Officer for a term of 90 days. The Scala Agreement also provides for compensation to Mr. Scala of $2,500 cash per month. On January 1, 2020, Scala and the Company extended the engagement until March 31, 2020. On December 28, 2020, Phil Scala signed a three-year Employment Agreement. Under that agreement, he is to receive a i) base salary of fifty-two thousand dollars per year, ii) is eligible to receive cash and or stock bonuses, iii) shall receive a stock bonus in accordance with the Company’s ISOP in an amount of one-hundred thousand dollars ($100,000), iv) 20 shares of the Company’s Series C Preferred stock, and v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances.

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

Non-Interested Director Summary Compensation Table
Name and principal position	Year	Fees Earned or Paid in Cash	Stock awards (1)	Option awards (2)	Non-equity incentive plan comp.	Non-qualified deferred comp. earnings	All other com.	Total
Frederick A. Boyer	2020	$0	$8,870	$0	$0	$0	$0	$0
Director	2021	$0	$0	$0	$0	$0	$0	$0
Ronald Silver	2020	$0	$4,650	$5,625	$0	$0	$0	$5,625
Director	2021	$0	$0	$0	$0	$0	$0	$0
James F. Murphy	2020	$0	$8,870	$0	$0	$0	$0	$0
Director	2021	$0	$0	$0	$0	$0	$0	$0

1)	In September of 2020, both Boyer and Murphy were issued 10,000 each and in December 2020 both Boyer and Murphy were issued an additional 10,000 common shares each. Director Silver was issued 10,000 shares in September 2020.
2)	As of December 31, 2020, Directors Boyer, Silver and Murphy each owned 10 thousand options to exercise and purchase stock at $.30 at any time until 2023. In 2020, Mr. Silver was issued 12,500 vested options to exercise and purchase stock at $.40 at any time until 2025.

No director has received cash compensation for their directorship. We do have a compensation committee and compensation for our directors and officers is determined by our board of directors.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meetings. No additional compensation is paid for attendance in person or by telephone at board meetings.

The table below summarizes all outstanding equity awards for officers, as of December 31, 2021.

Open for table

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of March 25, 2022, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The Company’s principal office is the business address for each of the named shareholders.

Name	Title	Number of Common Shares	% of Common Shares	Number of Series D Preferred Shares	% of Series D Preferred Shares	% of Eligible Votes	Number of Warrants/Options currently exercisable or exercisable in the next 60 days(1)
Marco Alfonsi	CEO, Director	357,650	12.24%	600	30.77%	16.51%	18,467
Stanley L. Teeple	CFO, Director	342,485	10.29%	600	30.77%	16.18%	19,334
Phil Scala	Interim COO	188	0.006%	150	7.69%	2.18%	18,467
Frederick A. Boyer	Director	8,001	0.241%	0	0	0.241%	667
Ronald Silver	Director	7,780	0.234%	0	0	0.234%	1,500
James F. Murphy	Director	8,001	0.241%	0	0	0.241%	667
All officers and directors as a group [6 persons]		724,105	22.01%	1,350	69.23%	35.39%	77,369
Pasquale Ferro	President, Pure Health Products	340,307	10.78%	600	30.77%	16.13	18,467

White Hair Solutions , LLC	Shareholder	334,332	10.05%	0	0	7.28

(1)

Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days of February 8, 2022 are deemed to be outstanding for computing the percentage ownership of the person holding such options or warrants and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage ownership of any other person.

There are 3,289,702 shares of common stock outstanding as of March 13,2022, 1,950 Series D preferred stock issued and outstanding, which in aggregate represent 1.300,000 votes and are non-convertible. There is a total of approximately 4,589,702 eligible to be cast in any Company vote as of March 13, 2022.

(1)	As of March 15, 2022, Marco, Alfonsi owns approximately 5,197,998 shares of common stock. In addition to the listed shares, five adult members of Mr. Alfonsi’s family hold an aggregate of 42,343 shares of common stock, which shares have not been included in the above calculations.

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

LI Accounting Associates, LLC (“LIA”), an entity controlled by a relative of the Managing Member PHP, is a vendor of Can B̅ Corp. As of December 31, 2021, the Company had accounts payable due to LIA of $5,000. For the twelve months ended December 31, 2021, the Company had expenses to LIA of $28,100.

Pasquale Ferro, President of Pure Health Products LLC, manages the R&D and manufacturing of the Company products sold via other subsidiary companies. Mr. Ferro is also a substantial shareholder of the Company but receives no direct compensation from Can B, Corp. other than outlined in his Employment Agreement.

In 2020, the Company entered into a loan payable to an executive officer of Pure Health Products of the Company with a principal balance of $224,000. The loan bore interest at 12% per annum and was due in December 2020. The loan remains unpaid but current.

During the twelve months ended December 31, 2021, we had products and service sales to related parties totaling $0.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by BF Borgers CPA PC, our independent registered public accounting firm and BKMR, LLC, our previous independent registered public accounting firm during the fiscal years ended December 31, 2021 and December 31, 2020 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2021	December 31, 2020

Audit Fees	$103,312	$99,233
Audited Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description
2.1	Share Purchase Agreement with Prosperity Systems, Inc., dated January 5, 2015(2)
2.2	Membership Purchase Agreement with Pure Health Products(6)
2.3	Green Grow Stock Purchase Agreement(4)
2.4	Green Grow Modification Agreement(1)
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
4.1	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
4.2	Articles of Amendment designating Series B Preferred Stock rights(1)
4.3	Articles of Amendment designating Series C Preferred Stock rights(7)
4.4	Articles of Amendment designating Series D Preferred Stock rights(10)
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020(10)
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020(10)
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020(10)
10.4	Employment Agreement with Phil Scala dated December 29, 2020(10)
10.5	Commission Agreement with Andrew Holtmeyer(10)

10.6	Employment Agreement with Bradley Lebsock(10)
10.7	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.8	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.9	Arena Securities Purchase Agreement(10)
10.10	ASOF Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.11	ASOF Warrant to Purchase Common Stock(10)
10.12	ASOP Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.14	ASOP Warrant to Purchase Common Stock(10)
10.15	Arena Security Agreement(10)
10.16	Arena Intellectual Property Security Agreement(10)
10.17	Arena Registration Rights Agreement(10)
10.18	Arena Holding Escrow Agreement(10)
10.19	Arena Guaranty Agreement from Company Subsidiaries(10)
10.20	Amendment to 2020 ASOF Promissory Note(11)
10.21	Amendment to 2020 ASOP Promissory Note(11)
10.22	2021 Arena Securities Purchase Agreement(11)
10.23	2021 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.24	2021 ASOF Warrant to Purchase Common Stock(11)
10.25	2021 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.26	2021 ASOP Warrant to Purchase Common Stock(11)
10.27	2021 Arena Registration Rights Agreement(11)
10.28	2021 Addendum to Arena Security Agreement(11)
10.29	2021 Addendum to Arena Intellectual Property Security Agreement(11)
10.30	2021 Addendum to Arena Guaranty Agreement from Company Subsidiaries(11)
10.31	Asset Acquisition Agreement with Imbibe(10)
10.32	Equipment Acquisition Agreement with TWS(12)
10.33	Promissory Note to TWS(12)
10.34	Asset Purchase Agreement with MCB(12)
10.35	Commercial Lease with Makers Developments LLC(13)
10.36	Single-Tenant NNN Lease Agreement with CS2 Real Estate Holdings, LLC(13)
10.37	Commercial Lease with Red Road Business Park(13)

10.38	Asset Acquisition Agreement with various Sellers (Botanical Biotech)(10)
10.39	PrimeX Distribution Agreement
10.40	American Development Partners development agreement
10.41	Mast Hill Securities Purchase and Related Agreements(14)
10.42	Blue Lake Partners Securities Purchase and Related Agreements(14)
14.1	Code of Ethics(1)
21.1	List of Subsidiaries(10)
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part II, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part II, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.
(10)	Filed with the Annual Report on Form 10-K filed with the SEC on April 14, 2021 and incorporated herein by reference.
(11)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 21, 2021 and incorporated herein by reference.
(12)	Filed with the Current Report on Form 8-K filed with the SEC on August 17, 2021 and incorporated herein by reference.
(13)	Filed with the Current Report on Form 8-K filed with the SEC on September 1, 2021 and incorporated herein by reference.
(14)	Filed with the Current Report on Form 8-K filed with the SEC on March 31, 2022 and incorporated herein by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Can B̅ Corp.

Date: April 15, 2022	By:	/s/ Marco Alfonsi
	Name:	Marco Alfonsi
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: April 15, 2022	By:	/s/ Stanley L. Teeple
	Name:	Stanley L. Teeple
	Title:	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marco Alfonsi	Chief Executive Officer, Director and Chairman	April 15, 2022
Marco Alfonsi	(Principal Executive Officer)

/s/ Stanley L. Teeple	Secretary, CFO and Director	April 15, 2022
Stanley L. Teeple	(Principal Financial and Accounting Officer)

/s/ Frederick Alger Boyer Jr.	Independent Director	April 15, 2022
Frederick Alger Boyer Jr.

/s/ Ron Silver	Independent Director	April 15, 2022
Ron Silver

/s/ James Murphy	Independent Director	April 15, 2022
James Murphy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Can B Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Can B Corp. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

April 15, 2022

PCAOB No. 5041

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$449,001	$457,798
Accounts receivable, less allowance for doubtful accounts of $547,241 and $485,848, respectively	3,646,677	2,003,064
Inventory	2,553,438	344,954
Note receivable	2,898	2,898
Prepaid expenses and other current assets	1,625	8,152
Total current assets	6,653,639	2,816,866

Property and equipment, net	7,052,926	994,979

Other assets:
Deposits	165,787	21,287
Intangible assets, net	369,015	-
Right of use assets, net	2,220,134	58,174
Other noncurrent assets	13,139	20,315
Total other assets	2,768,075	99,776

Total assets	$16,474,640	$3,911,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,163,284	$153,640
Accrued expenses	2,407,528	200,495
Due to related party	218,273	-
Notes and loans payable, net	4,865,749	1,827,531
Operating lease liability - current	808,223	43,506
Total current liabilities	9,463,057	2,225,172

Long-term liabilities:
Notes and loans payable, net	-	194,940
Operating lease liability - noncurrent	1,392,068	15,492
Total long-term liabilities	1,392,068	210,432

Total liabilities	$10,855,125	$2,435,604

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, issued and outstanding	28,440,000	28,440,000
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 23 issued and outstanding	207,000	5,607,000
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 1,950 issued and outstanding	2	-
Common stock, no par value; 1,500,000,000 shares authorized, 2,834,756 and 369,639 issued and outstanding at December 31, 2021 and 2020, respectively	49,676,847	30,874,270
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	5,635,003	2,724,689
Accumulated deficit	(77,766,659)	(65,597,264)
Total stockholders’ equity	5,619,515	1,476,017

Total liabilities and stockholders’ equity	$16,474,640	$3,911,621

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Year Ended
	December 31,
	2021	2020
Revenues
Product sales	$4,156,281	$1,708,419
Service revenue	447,548	1,250
Total revenues	4,603,829	1,709,669
Cost of revenues	1,611,730	278,062
Gross profit	2,992,099	1,431,607

Operating expenses	13,258,106	8,968,408

Loss from operations	(10,266,007)	(7,536,801)

Other income (expense):
Other income	2,991	10,000
Gain from forgiveness of debt	196,889	-
Interest expense	(2,102,193)	(934,683)
Other expense	-	(414,116)
Other expense	(1,902,313)	(1,338,799)

Loss before provision for income taxes	(12,168,320)	(8,875,600)

Provision for income taxes	1,075	3,304

Net loss	$(12,169,395)	$(8,878,904)

Loss per share - basic and diluted	$(9.06)	$(37.68)
Weighted average shares outstanding - basic and diluted	1,343,219	235,649

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Series A		Series B		Series C		Series D						Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	20	$5,539,174	-	$-	-	$-	-	$-	178,729	$24,323,712	-	$-	$1,456,176	$(24,669,513)	$6,649,549

Opening balance adjustments	-	22,900,826	-	-	623	5,607,000	-	-	-	3,778,521	-	-	-	(32,048,847)	237,500

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	62,747	1,568,109	-	-	-	-	1,568,109

Issuance of common stock - reverse stock split rounding	-	-	-	-	-	-	-	-	164	-	-	-	-	-	-

Issuance of common stock pursuant to note agreements	-	-	-	-	-	-	-	-	59,000	575,537	-	-	-	-	575,537

Issuance of common stock for acquisition of intangible assets	-	-	-	-	-	-	-	-	19,000	217,012	-	-	-	-	217,012

Issuance of common stock for compensation	-	-	-	-	-	-	-	-	2,000	41,625	-	-	-	-	41,625

Issuance of common stock in lieu of interest payment	-	-	-	-	-	-	-	-	12,333	77,775	-	-	-	-	77,775

Issuance of common stock for inventory	-	-	-	-	-	-	-	-	31,914	491,979	-	-	-	-	491,979

Treasury stock acquired	-	-	-	-	-	-	-	-	(36,248)	-	36,248	(560,000)	-	-	(560,000)

Sale of common stock	-	-	-	-	-	-	-	-	40,000	300,000	-	-	-	-	300,000

Shi Farms shares	-	-	-	-	-	-	-	-	-	(500,000)	-	(12,678)	-	-	(512,678)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	540,413	-	540,413

Issuance of common stock warrants in connection with convertible promissory notes payable	-	-	-	-	-	-	-	-	-	-	-	-	728,100	-	728,100

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,878,904)	(8,878,904)

Balance, December 31, 2020	20	$28,440,000	-	$-	623	$5,607,000	-	$-	369,639	$30,874,270	36,248	$(572,678)	$2,724,689	$(65,597,264)	$1,476,017

Issuance of preferred stock	-	-	-	-	-	-	1,950	2	-	-	-	-	-	-	2

Conversion of Series C Preferred stock to Common stock	-	-	-	-	(600)	(5,400,000)	-	-	1,000,000	5,400,000	-	-	-	-	-

Sale of common stock	-	-	-	-	-	-	-	-	814,336	6,555,453	-	-	-	-	6,555,453

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	77,017	537,748	-	-	-	-	537,748

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	157,115	2,657,048	-	-	-	-	2,657,048

Issuance of common stock for asset acquisitions	-	-	-	-	-	-	-	-	381,791	3,453,014	-	-	-	-	3,453,014

Issuance of common stock warrants and commitment shares in connection with convertible promissory note	-	-	-	-	-	-	-	-	-	-	-	-	515,276	-	515,276

Issuance of common stock in lieu of interest payment	-	-	-	-	-	-	-	-	34,857	199,314	-	-	-	-	199,314

Stock-based compensation													2,395,038

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,169,395)	(12,169,395)

Balance, December 31, 2021	20	$28,440,000	-	$-	23	$207,000	1,950	$2	2,834,756	$49,676,847	36,248	$(572,678)	$5,635,003	$(77,766,659)	$5,619,515

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2021	2020
Operating activities:
Net loss	$(12,169,395)	$(8,878,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	-	936,875
Stock-based compensation	2,395,038	2,584,041
Depreciation	493,656	124,388
Amortization of intangible assets	48,689	658,910
Amortization of original-issue-discounts	1,640,242	273,607
Bad debt expense	61,393	270,919
Gain from forgiveness of debt	(196,889)	-
Stock-based interest expense	199,314	451,680
Loss on disposal of asset	-	(147,863)
Changes in operating assets and liabilities:
Accounts receivable	(1,705,006)	(1,022,374)
Inventory	(2,208,484)	931,523
Prepaid expenses	8,476	2,444,272
Other noncurrent assets	7,176	57,974
Operating lease right-of-use asset	(20,667)	525
Accounts payable	1,663,102	(627,239)
Accrued expenses	457,033	(5,425)
Net cash used in operating activities	(7,322,732)	(1,947,091)

Investing activities:
Note receivable	-	21,370
Purchase of property and equipment	(538,763)	(50,219)
Purchase of intangible assets	(177,530)	-
Deposits paid	(144,500)
Proceeds from disposal of asset	-	3,600
Net cash used in investing activities	(860,793)	(25,249)

Financing activities:
Proceeds received from notes and loans payable	1,625,000	4,521,618
Proceeds from issuance of Series D Preferred Stock	2	-
Proceeds from sale of common stock	6,555,453	300,000
Repayments of notes and loans payable	(224,000)	(1,359,900)
Deferred financing costs	-	(518,120)
Proceeds received from related parties, net	218,273	-
Acquisition of treasury stock	-	(560,000)
Net cash provided by financing activities	8,174,728	2,383,598

Decrease in cash and cash equivalents	(8,797)	411,258
Cash and cash equivalents, beginning of period	457,798	46,540
Cash and cash equivalents, end of period	$449,001	$457,798

Supplemental Cash Flow Information:
Income taxes paid	$1,075	$3,304
Interest paid	$4,000	$206,328
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayments of notes payable	$537,748	$1,568,109
issuance of common stock for services rendered	$2,657,048	$1,458,485
Issuance of common stock in asset acquisitions	$3,453,014	$217,011
Assets acquired through common stock payable	$1,750,000	$-
Assets acquired through issuance of promissory note	$1,250,000	$-
Issuance of common stock warrants and commitment shares in connection with convertible promissory note	$515,276	$-
Issuance of common stock for inventory	$-	$491,979

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (the “Company”, “we”, “us”, “our”, “CANB”, “Can B̅” or “Registrant”).

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”); however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third-parties looking to incorporate such compounds into their products through its wholly owned subsidiaries, Botanical Biotech, LLC (incorporated March 10, 2021), TN Botanicals, LLC and CO Botanicals LLC (both incorporated in August 2021). These three subsidiaries have also begun synthesizing Delta-8 and Delta-10 from hemp. Delta-8 and Delta-10 can produce similar, though less potent, effects as delta-9 (commonly referred to as THC); however, the legality of hemp derived Delta-8 and Delta-10 are in a gray area and considered a potential loophole at this point due to the 2018 hemp bill. The Company’s other subsidiaries did not have operations during the year ended December 31, 2021.

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

Note 2 – Liquidity

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of December 2021, the Company had cash and cash equivalents of $449,001 and negative working capital of $2,809,418. For the years ended December 31, 2021 and 2020, the Company had incurred losses of $12,169,395 and $8,878,904, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through the sale of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

On February 8, 2022, the Company effected a 1-for-15 reverse stock split of the Company’s common stock, or the 2021 Reverse Stock Split. As a result of the 2021 Reverse Stock Split, every 15 shares of the Company’s pre-2021 Reverse Stock Split common stock were combined and reclassified into one share of the Company’s common stock.

Principles of Consolidation

The consolidated financial statements contained herein include the accounts of Can B Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales (or revenues) and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, recognition and measurement of income tax assets, valuation of share-based compensation, and the valuation of net assets acquired.

Asset Acquisitions

When applicable, the Company accounts for the acquisition of a business in accordance with the accounting standards codification (“ASC”) guidance for business combinations, whereby the total purchase consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of purchase consideration transferred over the estimated fair value of the identifiable net assets acquired in a business combination.

Assigning estimated fair values to the net assets acquired requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of the assets acquired and liabilities assumed. Estimated fair values of assets acquired and liabilities assumed are generally based on available historical information, independent valuations or appraisals, future expectations, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets, and other factors. The company may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition by taking into consideration new information that, if known at the date of acquisition, would have affected the estimated fair values ascribed to the assets acquired and liabilities assumed. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill affects any measurement of goodwill impairment taken during the measurement period, if applicable. If necessary, purchase price allocation revisions that occur outside of the measurement period are recorded within cost of sales or selling, general and administrative expense within the Consolidated Statements of Earnings depending on the nature of the adjustment.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the company accounts for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

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

The Company’s Duramed Division provides a sam® Pro 2.0 medical device to patients through a doctor program whereby the physician evaluates the patients’ needs for medical necessity, and if determined that the device use would be beneficial, writes a prescription for the patient who signs a rental form, for a 35-day cycle for the unit, that is submitted to Duramed who bills the appropriate insurance company. The insurance company pays the invoice, or a negotiated amount via arbitration, and that revenue is reported as revenue when invoiced to the insurance carrier. The collected amount is reconciled with the invoice amount on a daily basis.

Freight billed to customers is included within sales on the consolidated statement of operations. The related freight charged to the Company is included within cost of revenues. Sales tax collected from customers is remitted to governmental authorities on a net basis.

Cost of Revenues

The cost of revenues is the total cost incurred to obtain a sale and the cost of the goods sold, and the Company’s policy is to recognize it in the same manner as, and in conjunction with, revenue recognition. Cost of revenues primarily consist of the costs directly attributable to revenue recognized and includes expenses related to the production, packaging and labeling of our CBD products.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Cash, cash equivalents and restricted cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts receivables, net

Trade receivables arise from granting credit to customers in the normal course of business, are unsecured and are presented net of an allowance for doubtful accounts. The allowance is based on a number of factors, including the length of time the receivable is past due, the Company’s previous loss history, the customer’s current ability to pay, and the general condition of the economy and industry as a whole. Depending on the customer, payment is due between 30 and 60 days after the customer receives an invoice. Accounts that are more than 45 days past due are individually analyzed for collectability. When all collection efforts have been exhausted, the accounts are written off. Historically, the Company has not suffered significant losses with respect to its trade receivables.

Inventories

Inventories, which consist of purchased components for resale, are valued at the lower of average cost (which approximates the first-in, first-out method) and net realizable value. The Company reduces the carrying value of inventory for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors.

Long-lived assets

Property and equipment are recorded at cost and presented net of accumulated depreciation. Major additions and betterments are capitalized while maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed. Property and equipment are depreciated on the straight-line basis over their estimated useful lives.

Definite-lived intangible assets arising from asset acquisitions include intellectual property, patents, trademarks, and certain hemp processing registrations. Definite-lived intangible assets are amortized over the estimated period during which the asset is expected to contribute directly or indirectly to future cash flows.

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. The recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows expected to be generated by that asset group. If the asset or asset group is considered to be impaired, an impairment loss would be recorded to adjust the carrying amounts to the estimated fair value. No such impairment was recorded during the periods covered by this report.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. As of December 31, 2021, the Company operated as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment.

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then a goodwill impairment test using quantitative assessments must be performed. If it is determined that it is “not likely” that the fair value of the reporting unit is less than its carrying value, then no further testing is required.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the estimated fair value of the Company would be compared with its carrying value (including goodwill). If the fair value of the Company exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the Company is less than its carrying value, an indication of goodwill impairment exists for the Company and it would need to perform step two of the impairment test. Under step two, an impairment loss would be recognized for any excess of the carrying amount of the Company’s goodwill over its fair value. Fair value of the Company under the two-step assessment is determined using a combination of both income and market-based approaches. No goodwill impairments were identified for the periods covered by this report.

Leases

The Company determines if an arrangement is or contains a lease at contract inception. In arrangements that involve an identified asset, there is also judgment in evaluating if we have the right to direct the use of that asset.

The Company does not have any finance leases. Operating leases are recorded in our consolidated balance sheets. Right-of-use (“ROU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. As of December 31, 2021, our leases had remaining lease terms of up to 4 years, some of which included options to extend the lease for up to 14 years and options to terminate the lease within 1 year. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component.

In accordance with accounting requirements, leases with an initial term of 12 months or less are recorded on the balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term.

Income taxes

Income taxes are accounted for under the asset and liability method pursuant to ASC Topic 740, Income Taxes (ASC 740), whereby deferred tax assets and liabilities are recognized for the expected future consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company reviews its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in the Company’s assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

The Company’s income tax provision or benefit includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. In determining the annual effective income tax rate, the Company analyzed various factors, including its annual earnings and taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes, and its ability to use tax credits and net operating loss carryforwards.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Under ASC 740, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local, and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes.

The Company’s income tax returns are subject to examination by federal and state authorities in accordance with prescribed statutes.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. The Company determines the estimated grant-date fair value of restricted shares using the closing price on the date of the grant and the grant-date fair value of stock options using the Black-Scholes-Merton model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company recognizes compensation costs ratably over the period of service using the straight-line method.

Due to the limited trading history of the Company’s common stock, estimated volatility was based on a peer group of public companies and took into consideration the increased short-term volatility in historical data due to COVID-19.

Net loss per common share

Pursuant to ASC Topic 260, Earnings Per Share, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting periods, including vested but undelivered stock options.

Diluted net loss per share is based on the weighted average number of shares outstanding during the periods plus the effect, if any, of the potential exercise or conversion of securities, such as warrants and restricted stock units that would cause the issuance of additional shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders during the periods listed in the consolidated statements of operations, the weighted average number of shares are the same for both basic and diluted net loss per share due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive. An anti-dilutive impact is an increase in earnings per share or a decrease in net loss per share that would result from the conversion, exercise, or issuance of certain contingent securities.

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company, in financial institutions, regularly exceeds the federally insured limit of $250,000. At December 31, 2021 and 2020, cash balances held with a financial institution exceeded the federally insured limit. However, management does not believe this poses a significant credit risk.

No customer accounted for more than 10% of sales or accounts receivable in each of the periods presented in the accompanying consolidated financial statements.

Fair value of financial instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

ASC Topic 820, Fair Value Measurements and Disclosures provides a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the hierarchy within which the fair value measurement in its entirety falls is based upon the lowest level of input that is significant to the fair value measurement as follows:

●	Level 1 — inputs are based upon unadjusted quoted prices for identical assets or liabilities traded in active markets.
●	Level 2 — inputs are based upon quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Assets measured at fair value on a non-recurring basis include goodwill, and tangible and intangible assets. Such assets are reviewed annually for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3).

The carrying amounts of the Company’s financial instruments, which include accounts receivables, accounts payable and accrued expenses and debt at floating interest rates, approximate their fair values, principally due to their short-term nature, maturities or nature of interest rates.

Advertising and vendor considerations

Advertising costs are expensed as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Segment reporting

The Company operates as a single operating segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following accounting pronouncement which became effective for the Company in 2021, and which did not have a material impact on its condensed consolidated financial statements:

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Recently issued accounting standards

To date, there have been no recent accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

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

December 31, 2021 and 2020

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

Imbibe Health Solutions Asset Acquisition

On February 22, 2021, Can B̅ Corp. (the “Company”) entered into a material definitive agreement (“Acquisition Agreement”) with Imbibe Health Solutions, LLC, a Delaware limited liability company (“Imbibe”), pursuant to which Imbibe agreed to sell certain of its assets to the Company. The assets to be purchased (“Assets”) include the intellectual property rights and other intangible assets relating to its branded products containing CBD. In exchange for the Assets, the Company has agreed to pay Imbibe $102,501 in the form of shares of common stock of the Company (with standard restricted legend, the “Shares”) at a price per share equal to the average price of the common stock of the Company during the ten (10) consecutive trading days immediately preceding the closing. The transaction finalized and the shares were issued in exchange for the assets on November 7, 2021.

Note 5 – Inventories

Inventories consist of:

	December 31,	December 31,
	2021	2020
Raw materials	$818,042	$294,522
Finished goods	1,735,396	50,432
Total	$2,553,438	$344,954

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 6 – Property and Equipment

Property and equipment consist of:

	December 31,	December 31,
	2021	2020
Furniture and fixtures	$21,724	$21,727
Office equipment	12,378	12,378
Manufacturing equipment	7,018,522	397,230
Medical equipment	776,396	776,392
Leasehold improvements	26,902	26,902
Total	7,855,922	1,234,629
Accumulated depreciation	(802,996)	(239,650)
Net	$7,052,926	$994,979

Depreciation expense related to property and equipment was $493,656 and $124,388 for the years ending December 31, 2021 and 2020, respectively.

Note 7 – Goodwill and Intangible Assets

Intangible assets consist of:

	December 31,	December 31,
	2021	2020
Technology, IP and patents	$418,003	$-
Total	418,003	-
Accumulated amortization	(48,988)	-
	$369,015	$-

Amortization expense, related to technology, IP, and patents was $48,689 and $658,910 for the years ended December 31, 2021 and 2020, respectively.

Amortization expense for each of the next five years ending and thereafter is estimated to be as follows:

Years ending December 31,
2022	$51,352
2023	51,352
2024	51,352
2025	46,499
2026	43,033
Thereafter	125,428
$369,015

During the year ended December 31, 2020, the Company recorded a noncash goodwill impairment charge of $55,849.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 8 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The principal balance of the note is $2,675,239 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 3,426,280 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 3,426,280 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. Aggregate amortization of the original issue discount for the years ended December 31, 2021 and 2020 was approximately $679,000 and $0, respectively. The principal balance outstanding at December 31, 2021 was $2,286,792.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 131,325 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 131,325 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. Aggregate amortization of the original issue discount for the years ended December 31, 2021 and 2020 was approximately $26,000 and $0, respectively. The principal balance outstanding at December 31, 2021 was $87,773.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The principal balance of the note is $1,193,135 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 1,529,670 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 1,529,670 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. Aggregate amortization of the original issue discount for the years ended December 31, 2021 and 2020 was approximately $464,000 and $0, respectively. The principal balance outstanding at December 31, 2021 was $1,193,135.

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The principal balance of the note is $306,865 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 393,417 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 393,417 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. Aggregate amortization of the original issue discount for the years ended December 31, 2021 and 2020 was approximately $119,000 and $0, respectively. The principal balance outstanding at December 31, 2021 was $306,895.

The maturity dates for the above notes were extended to April 30, 2022 on April 14, 2022 in exchange for the Company’s promise to pay the holders $300,000. The holders agreed to allow the Company to extend the notes for two additional 30 day periods for $1000,000 per extension. The holders also waived certain defaults under the notes.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

In May 2021, the Company received notice of forgiveness of the PPP loan in whole, including all accrued unpaid interest. In fiscal year 2021, the Company recorded the forgiveness of $194,940 of principal and $1,949 of accrued interest for a total of $196,889, which was included in gain from forgiveness of debt on the Consolidated Statements of Operations.

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6% (See Note 4). As of December 31, 2021, the total amount outstanding was $1,050,000.

Other Loans

On November 18, 2021, the Company entered into a $100,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 10% per annum and is due within twelve months or due on demand subsequently to any major funding received by the Company in excess of $3,000,000.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Common Stock

For the year ended December 31, 2021, the Company issued an aggregate of 814,336 shares of Common Stock under its Offering Statement on Form 1-A (File No. 024-11233) (the “Regulation A Offering”).

In addition, for the year ended December 31, 2021, the Company issued an aggregate of 381,791, 157,115, and 111,874 of Common Stock for asset acquisitions, services rendered, and in lieu of note and interest repayments, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 10 – Stock Options

The Company has an employee share option plan, which is shareholder-approved, permits the grant of share options and shares to its employees. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Share awards generally vest over five years.

The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses the assumptions noted in the following table. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	December 31, 2021	December 31, 2020
Per share fair value at grant date	$8.02	$7.65
Risk free interest rate	1.02	0.41
Expected volatility	201%	168%
Dividend yield	0%	0%
Expected life in years	5	5

A summary of stock options activity for the year ended December 31, 2021 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2021	79,147	$5.37	3.92
Granted	298,507	$6.30	4.61
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, December 31, 2021	377,654	$6.11	4.46

A summary of the status of the Company’s nonvested shares as of December 31, 2021, and changes during the year ended December 31, 2021, is presented below:

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested options, January 1, 2021	0	$0
Granted	298,507	$8.02
Vested	(298,507)	8.02
Forfeited	-	-
Non-vested options, December 31, 2021	$0	$0

As of December 31, 2021, there was no unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the share option plan. The Company recognized $2,395,038 of stock-based compensation expense during the year ended December 31, 2021.

Note 11 – Income Taxes

The provision for income taxes consisted of the following:

	December 31,	December 31,
	2021	2020
State franchise tax	$1,075	$3,304

The Company’s effective income tax rate differs from the federal statutory rate primarily as a result of certain expenses being deductible for financial reporting purposes that are not deductible for tax purposes, the existence of research and development tax credits, operating loss carryforwards, and adjustments to previously recorded deferred tax assets and liabilities due to the enactment of the Tax Cuts and Jobs Act in 2017.

The difference in the provision for income taxes and the amount computed by applying the statutory federal income tax rates consists of the following:

	December 31,	December 31,
	2021	2020
Expected income tax benefit	$(2,034,215)	$(1,200,467)
State franchise tax	1,075	3,304
Non-deductible stock-based compensation	252,205	474,428
Non-deductible stock-based interest	41,856	94,853
Increase in deferred income tax assets valuation allowance	1,740,154	631,186
Provision for income taxes	$1,075	$3,304

Principal components of the Company’s deferred tax assets as of December 31, 2021 and December 31, 2020 were as follows:

	December 31,	December 31,
	2021	2020
Net operating loss carryfoward	$(3,671,509)	$(1,931,355)
Valuation allowance	3,671,509	1,931,335
Net	$0	$0

At December 31, 2021, the Company had net operating loss carryforwards of approximately $17,483,000 that begin to expire in 2025.

The Company files a federal income tax return and separate income tax returns in various states. For federal and certain states, the 2018 through 2021 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of December 31, 2021, the Company recognized a full valuation allowance against its net deferred tax assets, pursuant to ASC 740, as of December 31, 2021. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of December 31, 2021 or December 31, 2020.

Note 12 – Related Party Transactions

For the years ended December 31, 2021 and 2020, the Company paid fees to a service provider that is a relative of a director for professional services in the amount of $28,100 and $54,500, respectively. At December 31, 2021, the Company had outstanding payables to the aforementioned service provider of $5,000.

At December 31, 2021, the Company has amounts due to a director of the Company of approximately $218,000 which are expected to be repaid in the next twelve months.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Lease Agreements

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

Rent expense for the years ended December 31, 2021 and 2020 was $641,779 and $193,069, respectively.

At December 31, 2021, the future maturities of lease liabilities were as follows:

2022	$808,223
2023	930,196
2024	461,872
$2,200,291

Note 14 – Subsequent Events

On January 22, 2022, the Company entered into a Multi-Unit Development Agreement. Pursuant to the agreement, the Company may enter into fifty retail space lease agreements with an option for one hundred additional units as an operator of Health and Wellness Products and CBD Lounges.

On January 27, 2022, the Company entered into an Isolate Master Purchase Agreement with a seller. Pursuant to the agreement, the Company commits to purchase 1,000 Kilos per week at price of $275.00 per Kilo plus cost of delivery. The agreement can be terminated upon 30 day written notice from either party.

On February 2, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement with a Purchaser. Pursuant to the terms of the agreement, the Company sold an aggregate of $136,000 of future receivables for a purchase amount of $100,000. The aggregate principal amount is payable in weekly installments totaling 2,833 until such time the obligation is fully satisfied.

On February 9, 2022, the Company entered into an Industrial Hemp Sale, Processing and Storage Agreement in which the Company agreed to purchase an aggregate quantity of 9,969 kilos of crude hemp extract from a Seller at a purchase price of $50.00 per Kilo. Pursuant to the terms of the agreement, the Seller agrees to provide certain services related to processing and storage. The Company is required to provide cash collateral of $150,000 to the seller to be utilized as security for the Company’s obligations and applied against amounts owed upon the terms and conditions set forth in the agreement.

On April 15, 2022, the Company entered into a $150,000 unsecured promissory note with a lender. The promissory note accrues interest at a rate of 16% per annum and is due no later than August 10, 2022 or on demand subsequently to any major funding received by the Company in excess of $2,000,000. The promissory note may be repaid in full at any time by the Company by paying the principal amount plus any accrued interest without penalty excepting that the minimum interest payment shall be not less than $10,000 regardless of the prepayment date.

On February 15, 2022, the Company entered into a Hemp Purchase Agreement in which the Company agrees to purchase up to 450,000 pounds of biomass, industrial hemp biomass, and extracted derivatives from a Seller.

On March 24, 2022, the Company entered into securities purchase agreements and related agreements with two investors, respectively, for the sale of $600,000 in convertible promissory notes and warrants.

On April 14, 2022, the Company entered into an Agreement with Arena Special Opportunities Partners I, LP, a Delaware limited partnership (the “ASOP”) and Arena Special Opportunities Fund, LP, a Delaware limited partnership (“ASOF” and, collectively with ASOP, the “Holders”) whereby the holders extended the maturity date of certain previously issued promissory notes to April 30, 2022 in exchange for $300,000 and agreed to grant two additional extensions for 30 days each, each for an additional $100,000 per extension. Holders also waived certain defaults under the notes and granted consents required under the notes.

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued and as of that date, except as reported below, there were no subsequent events that required adjustment or disclosure in the consolidated financial statements.

