Form 10-Q
period 2022-03-31
Can B Corp
filed 2022-05-17
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 11, 2022 is 3,325,814.

Can B Corp.

FORM 10-Q

March 31, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$114,992	$449,001
Accounts receivable, less allowance for doubtful accounts of $547,241 and $547,241, respectively	4,438,286	3,646,677
Inventory	3,087,338	2,553,438
Note receivable	-	2,898
Prepaid expenses	-	1,625
Total current assets	7,640,616	6,653,639

Property and equipment, net	6,792,188	7,052,926

Other assets:
Deposits	165,787	165,787
Intangible assets, net	376,486	369,015
Operating lease right-of-use-asset, net	2,009,212	2,220,134
Other noncurrent assets	13,139	13,139
Total other assets	2,564,624	2,768,075

Total assets	$16,997,428	$16,474,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,153,587	$1,163,284
Accrued expenses	157,343	2,407,528
Due to related party	210,434	218,273
Notes and loans payable, net	6,063,315	4,865,749
Warrant liabilities	195,678	-
Operating lease liability - current	809,010	808,223
Total current liabilities	9,589,367	9,463,057

Long-term liabilities:
Operating lease liability - noncurrent	1,159,867	1,392,068
Total long-term liabilities	1,159,867	1,392,068

Total liabilities	$10,749,234	$10,855,125

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, 5 shares and 20 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5,320,000	28,440,000
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 23 issued and outstanding	207,000	207,000
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 1,950 issued and outstanding	2	2
Common stock, no par value; 1,500,000,000 shares authorized, 3,264,566 and 2,834,755 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	76,219,018	49,676,847
Common stock issuable, no par value; 21,547 and 0 shares at March 31, 2022 and December 31, 2021, respectively	119,586	-
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	6,206,822	5,635,003
Accumulated deficit	(81,251,556)	(77,766,659)
Total stockholders’ equity	6,248,194	5,619,515

Total liabilities and stockholders’ equity	$16,997,428	$16,474,640

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Three Months Ended
	March 31,
	2022	2021
Revenues
Product sales	$1,310,396	$243,695
Service revenue	549,924	63,245
Total revenues	1,860,320	306,940
Cost of revenues	1,190,330	76,795
Gross profit	669,990	230,145

Operating expenses	3,861,997	2,022,679

Loss from operations	(3,192,007)	(1,792,534)

Other income (expense):
Other income	-	5,564
Change in fair value of warrant liabilities	29,337	-
Interest expense	(322,227)	(392,787)
Other expense	(292,890)	(387,223)

Loss before provision for income taxes	(3,484,897)	(2,179,757)

Provision for (benefit from) income taxes	-	125

Net loss	$(3,484,897)	$(2,179,882)

Loss per share - basic and diluted	$(1.10)	$(3.58)
Weighted average shares outstanding - basic and diluted	3,154,004	608,797

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021

	Series A		Series B		Series C		Series D				Common			Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Three months ended March 31, 2022

Balance, January 1, 2022	20	$28,440,000	-	$-	23	$207,000	1,950	$2	2,834,755	$49,676,847	-	36,248	$(572,678)	$5,635,003	$(77,766,659)	$5,619,515

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	130,825	928,929	119,586	-	-	-	-	1,102,515

Issuance of common stock for asset acquisitions	-	-	-	-	-	-	-	-	190,505	1,767,498	-	-	-	-	-	1,767,498

Sale of common stock	-	-	-	-	-	-	-	-	51,282	500,000	-	-	-	-	-	500,000

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	10,150	73,078	-	-	-	-	-	73,078

Conversion of Series A preferred stock to common stock	(15)	(23,120,000)	-	-	-	-	-	-	33,345	23,120,000	-	-	-	-	-	-

Issuance of common stock for property and equipment	-	-	-	-	-	-	-	-	13,704	98,666	-	-	-	-	-	98,666

Stock-based compensation	-	-	-	-	-	-	-	-	-	-		-	-	571,819	-	571,819

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,484,897)	(3,484,897)

Balance, March 31, 2022	5	$5,320,000	-	$-	23	$207,000	1,950	$2	3,264,566	$76,219,018	119,586	36,248	$(572,678)	$6,206,822	$(81,251,556)	$6,248,194

Three months ended March 31, 2021

Balance, January 1, 2021	20	$28,440,000	-	$-	623	$5,607,000	-	$-	369,639	$30,874,270	0	36,248	$(572,678)	$2,724,689	$(65,597,264)	$1,476,017

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	8,717	66,135	0	-	-	-	-	66,135

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	77,017	537,748	0	-	-	-	-	537,748

Issuance of common stock for asset acquisition	-	-	-	-	-	-	-	-	23,670	137,673	0	-	-	-	-	137,673

Sale of common stock	-	-	-	-	-	-	-	-	382,133	2,866,000	0	-	-			2,866,000

Issuance of Series D preferred stock	-	-	-	-	-	-	1,950	2	-	-	0	-	-	-	-	2

Conversion of Series C preferred stock to common stock	-	-	-	-	(150)	(1,350,000)	-	-	250,000	1,350,000	0	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	0	-	-	-	(2,179,882)	(2,179,882)

Balance, March 31, 2021	20	$28,440,000	-	$-	473	$4,257,000	1,950	$2	1,111,177	$35,831,826	0	36,248	$(572,678)	$2,724,689	$(67,777,146)	$2,903,693

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net loss	$(3,484,897)	$(2,179,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,012,379	-
Depreciation	359,404	31,551
Amortization of intangible assets	10,026	43,860
Amortization of original-issue-discounts	158,815	351,535
Bad debt expense	2,898	47,452
Change in fair value of warrant liabilities	(29,337)	-
Stock-based interest expense	73,078	-
Stock-based consulting expense	1,102,515	66,135
Changes in operating assets and liabilities:
Accounts receivable	(791,609)	(73,401)
Inventory	(553,064)	13,003
Prepaid expenses	1,625	275,420
Deposits	-	(2,000)
Other noncurrent assets	-	7,347
Operating lease right-of-use asset	(20,492)	(155)
Accounts payable	985,710	(24,464)
Accrued expenses	(500,185)	(42,730)
Net cash used in operating activities	(2,094,530)	(1,486,329)

Investing activities:
Purchase of intangible assets	-	(177,530)
Net cash used in investing activities	-	(177,530)

Financing activities:
Proceeds received from notes and loans payable	1,382,300	175,000
Proceeds from issuance of Series D Preferred Stock	-	2
Proceeds from sale of common stock	500,000	2,932,135
Repayments of notes and loans payable	(75,250)	(224,000)
Amounts repaid to related parties, net	(7,839)	-
Deferred financing costs	(38,690)	-
Net cash provided by financing activities	1,760,521	2,883,137

(Decrease) Increase in cash and cash equivalents	(334,009)	1,219,278)
Cash and cash equivalents, beginning of period	449,001	457,798
Cash and cash equivalents, end of period	$114,992	$1,677,076

Supplemental Cash Flow Information:
Income taxes paid	$-	$125
Interest paid	$47,206	$-
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayments of notes payable	$-	$537,748
Issuance of common stock for property and equipment	$98,666	$-
Issuance of common stock in asset acquisitions	$1,767,498	$137,673
Conversion of Series A Preferred stock to common stock	$23,120,000	$-
Debt discount associated with warrant liabilities	$225,015	$-

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

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

Note 2 – Liquidity

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of March 31, 2022, the Company had cash and cash equivalents of $114,992 and negative working capital of $1,948,751 . For the periods ended March 31, 2022 and 2021, the Company had incurred losses of $3,484,897 and $2,179,882 , respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through the sale of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated balance sheet information as of December 31, 2021 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The interim consolidated financial statements contained herein should be read in conjunction with the 2021 Form 10-K.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

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

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes. Descriptions of these policies are discussed in the Company’s 2021 Form 10-K. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 3: Summary of Significant Accounting Policies” of our 2021 Form 10-K.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

Segment reporting

As of March 31, 2022, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net loss.

Note 4 – Fair Value Measurements

The carrying value and fair value of the Company’s financial instruments are as follows:

March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$195,678	$195,678

As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$—	$—

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of
	March 31, 2022	December 31, 2021
Stock price	$5.55	N/A
Exercise price	$6.40	N/A
Remaining term (in years)	0.98	N/A
Volatility	110%	N/A
Risk-free rate	1.63%	N/A
Expected dividend yield	—%	—

The warrant liabilities will be remeasured at each reporting period with changes in fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the warrant liabilities was as follows:

Warrant Liabilities
Estimated fair value at March 22, 2022	$225,015
Change in fair value	(29,337)
Estimated fair value at March 31, 2022	$195,678

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

Note 5 – Asset Acquisitions

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

CO Botanicals Asset Acquisition

On August 12, 2021, The Company and CO Botanicals LLC (“COB”), a newly-formed, wholly-owned subsidiary of the Company entered into an Equipment Acquisition Agreement (the “TWS Agreement”) with TWS Pharma, LLC,

(“TWS Pharma”) and L7 TWS Pharma, LLC (“L7 TWS” and, collectively with TWS Pharma, “TWS”). Pursuant to the TWS Agreement, COB agreed to purchase certain equipment and other assets from TWS (the “TWS Assets”) for a total purchase price equal to $5,316,774, with $1,250,000 payable via a 12-month promissory note issued by the Company to TWS Pharma with 6% simple interest and monthly payments of $100,000 due per month (the “TWS Note”), and $4,066,774 payable in shares of the Company’s common stock valued at $0.62 per share (the “TWS Shares”); provided, however, that $1,750,000 of the TWS Shares will be withheld in escrow for a period of ninety (90) days from the closing date, which will be deducted from the purchase price should the Company discover any defects or misrepresentations. The first $500,000 of payments of the TWS Note will be secured by 1,000,000 shares of the Company’s common stock to be held in escrow. During the period ending March 31, 2022, the $1,750,000 of shares held in escrow were released and issued.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

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

Imbibe Health Solutions Asset Acquisition

On February 22, 2021, Can B̅ Corp. (the “Company”) entered into a material definitive agreement (“Acquisition Agreement”) with Imbibe Health Solutions, LLC, a Delaware limited liability company (“Imbibe”), pursuant to which Imbibe agreed to sell certain of its assets to the Company. The assets to be purchased (“Assets”) include the intellectual property rights and other intangible assets relating to its branded products containing CBD. In exchange for the Assets, the Company has agreed to pay Imbibe $120,000 in the form of shares of common stock of the Company (with standard restricted legend, the “Shares”) at a price per share equal to the average price of the common stock of the Company during the ten (10) consecutive trading days immediately preceding the closing. The transaction finalized and $102,502 worth of shares were issued on November 7, 2021 and the remaining balance of $17,498 of shares were issued during the period ending March 31, 2022.

Note 6 – Inventories

Inventories consist of:

	March 31,	December 31,
	2022	2021
Raw materials	$1,033,171	$818,042
Finished goods	2,054,167	1,735,396
Total	$3,087,338	$2,553,438

Note 7 – Property and Equipment

Property and equipment consist of:

	March 31,	December 31,
	2022	2021
Furniture and fixtures	$21,724	$21,724
Office equipment	12,378	12,378
Manufacturing equipment	7,117,188	7,018,522
Medical equipment	776,396	776,396
Leasehold improvements	26,902	26,902
Total	7,954,588	7,855,922
Accumulated depreciation	(1,162,400)	(802,996)
Net	$6,792,188	$7,052,926

Depreciation expense related to property and equipment was $359,404 and $31,551 for the three-month periods ending March 31, 2022 and 2021, respectively.

Note 8 – Intangible Assets

Intangible assets consist of:

	March 31,	December 31,
	2022	2021
Technology, IP and patents	$435,500	$418,003
Total	435,500	418,003
Accumulated amortization	(59,014)	(48,988)
	$376,486	$369,015

Amortization expense was $10,026 and $43,860 for the three months ended March 31, 2022 and 2021, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

Amortization expense for the balance of 2022, and for each of the next five years and thereafter is estimated to be as follows:

Nine months ended December 31, 2022	$32,640
Fiscal year 2023	43,520
Fiscal year 2024	43,520
Fiscal year 2025	43,520
Fiscal year 2026	43,520
Thereafter	169,766
$376,486

Note 9 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The principal balance of the note is $2,675,239 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 3,426,280 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 3,426,280 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. The principal balance outstanding at March 31, 2022 was $2,400,997.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 131,325 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 131,325 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. The principal balance outstanding at March 31, 2022 was $87,773.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The principal balance of the note is $1,193,135 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 1,529,670 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 1,529,670 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. The principal balance outstanding at March 31, 2022 was $1,073,250.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The principal balance of the note is $306,865 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 393,417 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 393,417 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. The principal balance outstanding at March 31, 2022 was $276,750.

The maturity dates for the above notes were extended to April 30, 2022 on April 14, 2022 in exchange for the Company’s promise to pay the holders $300,000. The holders agreed to allow the Company to extend the notes for two additional 30-day periods for $100,000 per extension. The holders also waived certain defaults under the notes. The Company has since elected to extend the maturity date to May 31, 2022 for the promise to pay an additional $100,000.

In March 2022, the Company entered into a convertible promissory note (“BL Note”) with Blue Lake Partners, LLC (“BL”). The principal balance of the note is $250,000 and it is to be utilized for working capital purposes. The note matures on March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the BL Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to BL are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the BL Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Aggregate amortization of the original issue discount for the period ended March 31, 2022 and 2021 was approximately $0 and $0, respectively. The principal balance outstanding at March 31, 2022 was $250,000.

In March 2022, the Company entered into a convertible promissory note (“MH Note”) with Mast Hill Fund, LP (“MH”). The principal balance of the note is $350,000 and it is to be utilized for working capital purposes. The note matures on March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the BL Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to BL are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the BL Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Aggregate amortization of the original issue discount for the period ended March 31, 2022 and 2021 was approximately $0 and $0, respectively. The principal balance outstanding at March 31, 2022 was $350,000.

In February 2022, the Company entered into a convertible promissory note (“Tysadco Note”) with Tysadco Partners, LLC (“Tysadco”). The principal balance of the note is $450,000 and it is to be utilized for working capital purposes. The note matures on July 25, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at March 31, 2022 was $350,000 and the remaining $100,000 of proceeds was received subsequently in April 2022.

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6% (See Note 5). As of March 31, 2022, the total amount outstanding was $1,050,000.

Other Loans

On November 18, 2021, the Company entered into a $100,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 10% per annum and is due within twelve months or due on demand subsequently to any major funding received by the Company in excess of $3,000,000. As of March 31, 2022 the total amount outstanding was $100,000.

On February 2, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement with a Purchaser. Pursuant to the terms of the agreement, the Company sold an aggregate of $136,000 of future receivables for a purchase amount of $100,000. The aggregate principal amount is payable in weekly installments totaling 2,833 until such time the obligation is fully satisfied. As of March 31, 2022 the total amount outstanding was $116,167.

On February 11, 2022, the Company entered into a $150,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within six months or due on demand subsequently to any major funding received by the Company in excess of $2,000,000. As of March 31, 2022 the total amount outstanding was $150,000.

On March 3, 2022, the Company entered into a Receivable Purchase and Sale Agreement with a Buyer. Pursuant to the terms of the agreement, the Company sold an aggregate of $350,00 of future receivables for a purchase amount of $250,000. The aggregate principal amount is payable in daily installments totaling 2,917 until such time the obligation is fully satisfied. As of March 31, 2022 the total amount outstanding was $182,083.

Note 10 – Stockholders’ Equity

Preferred Stock

Each share of Series A Preferred Stock is convertible into 218 shares of CANB common stock and is entitled to 4,444 votes. All Preferred Shares shall rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and shall rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. In the event of a Liquidation Event, whether voluntary or involuntary, each holder may elect (i) to receive, in preference to the holders of Common Stock, a one-time liquidation preference on a per-share amount equal to the per-share value of preferred shares on the issuance date, as recorded in the Company’s financial records, or (ii) to participate pari passu with the Common Stock on an as-converted basis. Subject to any adjustments, the Series A holders shall be entitled to receive such dividends paid and distributions made to the holders of shares of Common Stock on an as converted basis. During the three months ended March 31, 2022, the Company converted 15 shares of Series A preferred stock to 33,345 shares of common stock.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

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

On February 8, 2021, the Company’s Board of Directors approved the designation of the Series D Preferred Shares and the number of shares constituting such series, and the rights, powers, preferences, privileges and restrictions relating to such series. On March 27, 2021, the Company filed an amendment to its articles of incorporation to authorize 4,000 shares of a new Series D Preferred Stock with a par value of $0.001 each. All Series D Preferred Shares shall rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and shall rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. Each Series D Preferred Share shall have voting rights equal to 667 shares of Common Stock, adjustable at any recapitalization of the Company’s stock. In the event of a liquidation event, whether voluntary or involuntary, each holder shall have a liquidation preference on a per-share amount equal to the par value of such holder’s Series D Preferred Shares. The holders shall not be entitled to receive distributions made or dividends paid to the Company’s other stockholders. Except as otherwise required by law, for as long as any Series D Preferred Shares remain outstanding, the Company shall have the option to redeem any outstanding share of Series D Preferred Shares at any time for a purchase price of par value per share of Series D Preferred Shares (“Price per Share”). Should the Company desire to purchase Series D Preferred Shares, the Company shall provide the Holder with written notice and a check or cash in an amount equal to the number of shares of Series D Preferred Shares being purchased multiplied by the Price per Share. The shares of Series D Preferred Shares so purchased shall be deemed automatically cancelled and the Holder shall return the certificates for such share to the Corporation. On or around March 27, 2021, the Company issued Mr. Alfonsi, Mr. Ferro, and Mr. Teeple Series D Preferred Stock in the amount of 600 shares each and to COO Philip Scala in the amount of 150 shares, collectively representing 1,300,000 voting shares.

Common Stock

For the three months ended March 31, 2022, the Company issued an aggregate of 51,282 shares of Common Stock under its Offering Statement on Form 1-A (File No. 024-11233) (the “Regulation A Offering”).

In addition, for the three months ended March 31, 2022, the Company issued an aggregate of 190,505, 13,704, 130,825, and 10,150 of Common Stock for asset acquisitions, property and equipment, services rendered, and in lieu of interest repayments, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

Note 11 – Stock Options

A summary of stock options activity for the three months ended March 31, 2022 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2022	377,654	$6.11	4.46
Granted	79,013	5.10	4.77
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, March 31, 2022	456,666	$5.93	4.31

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested options, January 1, 2022	-	$-
Granted	79,013	7.24
Vested	(79,013)	7.24
Forfeited	-	-
Non-vested options, March 31, 2022	-	$-

Note 12 – Income Taxes

The Company’s income tax provisions for the three months ended March 31, 2022 and 2021 reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Note 13 – Related Party Transactions

For the three months ended March 31, 2022 and 2021, the Company paid fees to a service provider that is a relative of a director for professional services in the amount of $0 and $9,900, respectively. At March 31, 2022 and December 31, 2021, the Company had outstanding payables to the aforementioned service provider of $0 and $5,000, respectively.

At March 31, 2022, the Company has amounts due to a director of the Company of approximately $210,434 which are expected to be repaid in the next twelve months.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

Note 14 – Commitments and Contingencies

Lease Agreements

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

Rent expense for the three months ended March 31, 2022 and 2021 was $203,017 and $71,448, respectively.

At March 31, 2022, the future minimum lease payments under non-cancellable operating leases were:

Nine months ended December 31, 2022	$809,010
Fiscal year 2023	832,893
Fiscal year 2024	326,974
$1,968,877

Note 15 – Subsequent Events

On April 13, 2022, the Company entered into an Amendment to Transactional Documents with Arena Special Opportunities Partners I, LP, a Delaware limited partnership (the “ASOP”) and Arena Special Opportunities Fund, LP, a Delaware limited partnership (“ASOF” and, collectively with ASOP, the “Holders”) whereby the holders extended the maturity date of certain previously issued promissory notes to April 30, 2022 in exchange for $300,000 and agreed to grant two additional extensions for 30 days each, each for an additional $100,000 per extension. Holders also waived certain defaults under the notes and granted consents required under the notes. The Company has elected to extend the maturity of the notes to May 31, 2022, for an additional $100,000 to be paid from future offering proceeds.

On April 24, 2022, the Company entered into securities purchase agreements and related agreements with an investor for the sale of $150,000 in a convertible promissory note and warrants.

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

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”); however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third-parties looking to incorporate such compounds into their products through its wholly owned subsidiaries, Botanical Biotech, LLC (incorporated March 10, 2021) and TN Botanicals LLC and CO Botanicals LLC (both incorporated in August 2021). The three subsidiaries have also begun synthesizing Delta-8 and Delta-10 from hemp. Delta-8 can produce similar, though less potent, effects as delta-9 (commonly referred to as THC); however, the legality of hemp derived delta-8 is in a gray area. The Company’s other subsidiaries did not have operations during the three months ended March 31, 2022.

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021.

Revenues increased $1,553,380 from $306,940 in 2021 to $1,860,320 in 2022. The increase is due to the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery. Additionally, due to asset acquisitions in 2021, the Company’s Music City Botanical and Botanical Biotech brands related to an increase of sales compared to 2021 of $564,643.

Cost of revenues increased $1,113,535 from $76,795 in 2021 to $1,190,330 in 2022 due to the increase in sales and overall operations in the three months ended March 31, 2022.

Operating expenses increased $1,839,318 from $2,022,679 in 2021 to $3,861,997 in 2022 as a direct result of professional fees and other accounting and legal fees related to the Company’s registration statement S-1 filing efforts.

Net loss increased $1,305,015 from $2,179,757 in 2021 to $3,484,897 in 2022. The increase was due to the $1,839,318 increase in total operating expenses net of the $439,845 increase in gross profit.

Liquidity and Capital Resources

At March 31, 2022, the Company had cash and cash equivalents of $114,992 and negative working capital of $1,948,751. Cash and cash equivalents decreased $334,009 from $449,001 at December 31, 2021 to $114,992 at March 31, 2022 . For the three months ended March 31, 2022, $1,760,521  was provided by financing activities and $2,094,530  was used in operating activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no off-balance sheet arrangements.

Trend Information

The novel coronavirus disease of 2019 (“COVID-19”) outbreak has affected the Company’s operations as set forth above. The full impact of the COVID-19 outbreak continues to evolve. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the foreseeable future. Presently, our Duramed operations are at 80% of pre-COVID operational level. Our expectation that as business open, and in particular medical offices, that our recovery will progress in sync with the speed of the business openings and expect to be back to pre-COVID operational level by end of the 2nd quarter 2022. Sales of CBD and related products continue to moderately recover and we expect to be back at pre-COVID levels by the end of the 3rd quarter 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2022, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period March 31, 2022 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II- OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the three months ended March 31, 2022 are as follows:

From January 1, 2022 through March 31, 2022 the Company issued an aggregate of 51,282  shares of Common Stock under its Reg A-1 registration currently in effect and an additional 130,825 shares  of common stock to various consultants for services.

From January 1, 2022 through March 31, 2022 the Company issued an aggregate of 190,505  and 13,704  shares of Common Stock under various asset acquisition agreements and acquisition of property and equipment, respectively.

From January 1, 2022 through March 31, 2022 the Company issued an aggregate of 10,150  shares of Common Stock under various interest conversion agreements.

From January 1, 2022 through March 31, 2022 the Company converted 15 shares of Series A Preferred Stock to 33,345  shares of Common Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this offering circular:

Exhibit	Description

3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
4.1	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
4.2	Articles of Amendment designating Series B Preferred Stock rights(1)
4.3	Articles of Amendment designating Series C Preferred Stock rights(7)
4.4	Articles of Amendment designating Series D Preferred Stock rights(10)
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020(10)
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020(10)
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020(10)
10.4	Employment Agreement with Phil Scala dated December 29, 2020(10)
10.5	Commission Agreement with Andrew Holtmeyer(10)
10.6	Employment Agreement with Bradley Lebsock(10)
10.7	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.8	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.9	Arena Securities Purchase Agreement(10)
10.10	ASOF Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.11	ASOF Warrant to Purchase Common Stock(10)
10.12	ASOP Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.14	ASOP Warrant to Purchase Common Stock(10)
10.15	Arena Security Agreement(10)
10.16	Arena Intellectual Property Security Agreement(10)
10.17	Arena Registration Rights Agreement(10)
10.18	Arena Holding Escrow Agreement(10)
10.19	Arena Guaranty Agreement from Company Subsidiaries(10)
10.20	Amendment to 2020 ASOF Promissory Note(11)
10.21	Amendment to 2020 ASOP Promissory Note(11)
10.22	2021 Arena Securities Purchase Agreement(11)
10.23	2021 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.24	2021 ASOF Warrant to Purchase Common Stock(11)
10.25	2021 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.26	2021 ASOP Warrant to Purchase Common Stock(11)
10.27	2021 Arena Registration Rights Agreement(11)
10.28	2021 Addendum to Arena Security Agreement(11)
10.29	2021 Addendum to Arena Intellectual Property Security Agreement(11)
10.30	2021 Addendum to Arena Guaranty Agreement from Company Subsidiaries(11)
10.31	Asset Acquisition Agreement with Imbibe(10)
10.32	Equipment Acquisition Agreement with TWS(12)
10.33	Promissory Note to TWS(12)
10.34	Asset Purchase Agreement with MCB(12)

10.35	Commercial Lease with Makers Developments LLC(13)
10.36	Single-Tenant NNN Lease Agreement with CS2 Real Estate Holdings, LLC(13)
10.37	Commercial Lease with Red Road Business Park(13)
10.38	Asset Acquisition Agreement with various Sellers (Botanical Biotech)(10)
10.39	PrimeX Distribution Agreement(15)
10.40	American Development Partners development agreement(15)
10.41	Mast Hill Securities Purchase and Related Agreements(14)
10.42	Blue Lake Partners Securities Purchase and Related Agreements(14)
10.43	Blue Lake Partners Securities Purchase and Related Agreements(16)
10.44	Extension and Amendment to Arena Transactional Documents(16)
14.1	Code of Ethics(1)
21.1	List of Subsidiaries(10)
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part II, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part II, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.
(10)	Filed with the Annual Report on Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(11)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 21, 2021 and incorporated herein by reference.
(12)	Filed with the Current Report on Form 8-K filed with the SEC on August 17, 2021 and incorporated herein by reference.
(13)	Filed with the Current Report on Form 8-K filed with the SEC on September 1, 2021 and incorporated herein by reference.
(14)	Filed with the Current Report on Form 8-K filed with the SEC on March 31, 2022 and incorporated herein by reference.
(15)	Filed with the Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(16)	Filed with the Current Report on Form 8-K filed with the SEC on April 29, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Can B Corp.

Date: May 17, 2022	By:	/s/ Marco Alfonsi
Marco Alfonsi,
Chief Executive Officer

Date: May 17, 2022	By:	/s/ Stanley L. Teeple
Stanley L. Teeple,
Chief Financial Officer

