Form 10-Q
period 2022-06-30
Can B Corp
filed 2022-08-22
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 21, 2022 is 3,500,224.

Can B Corp.

FORM 10-Q

June 30, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$124,058	$449,001
Accounts receivable, less allowance for doubtful accounts of $547,241	4,954,293	3,646,677
Inventory	3,162,074	2,553,438
Note receivable	-	2,898
Prepaid expenses	4,451	1,625
Total current assets	8,244,876	6,653,639

Property and equipment, net	6,434,380	7,052,926

Other assets:
Deposits	165,787	165,787
Intangible assets, net	365,606	369,015
Operating lease right-of-use-asset, net	1,810,796	2,220,134
Other noncurrent assets	13,139	13,139
Total other assets	2,355,328	2,768,075

Total assets	$17,034,584	$16,474,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,730,495	$1,163,284
Accrued expenses	157,681	2,407,528
Due to related party	245,434	218,273
Notes and loans payable, net	6,314,585	4,865,749
Warrant liabilities	172,269	-
Operating lease liability - current	830,285	808,223
Total current liabilities	10,450,749	9,463,057

Long-term liabilities:
Operating lease liability - noncurrent	944,182	1,392,068
Total long-term liabilities	944,182	1,392,068

Total liabilities	$11,394,931	$10,855,125

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, 5 shares and 20 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5,320,000	28,440,000
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 23 issued and outstanding	207,000	207,000
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 1,950 issued and outstanding	2	2
Common stock, no par value; 1,500,000,000 shares authorized, 3,445,749 and 2,834,755 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	77,256,363	49,676,847
Common stock issuable, no par value; 21,547 and 0 shares at June 30, 2022 and December 31, 2021, respectively	119,586	-
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	6,206,822	5,635,003
Accumulated deficit	(82,897,442)	(77,766,659)
Total stockholders’ equity	5,639,653	5,619,515

Total liabilities and stockholders’ equity	$17,034,584	$16,474,640

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 31,
	2022	2021	2022	2021
Revenues
Product sales	$915,261	$362,101	$2,225,657	$605,796
Service revenue	355,741	39,665	905,665	102,910
Total revenues	1,271,002	401,766	3,131,322	708,706
Cost of revenues	1,030,817	258,612	2,221,147	335,407
Gross profit	240,185	143,154	910,175	373,299

Operating expenses	1,798,794	2,728,998	5,660,791	4,751,677

Loss from operations	(1,558,609)	(2,585,844)	(4,750,616)	(4,378,378)

Other income (expense):
Other income	-	-	-	3,582
Change in fair value of warrant liability	84,751	-	114,088	-
Gain on debt extinguishment	-	196,889	-	196,889
Interest expense	(171,173)	(348,008)	(493,401)	(740,795)
Other expense	(855)	(1,982)	(854)	-
Other income (expense)	(87,277)	(153,101)	(380,167)	(540,324)

Loss before provision for income taxes	(1,645,886)	(2,738,945)	(5,130,783)	(4,918,702)

Provision for income taxes	-	1,044	-	1,169

Net loss	$(1,645,886)	$(2,739,989)	$(5,130,783)	$(4,919,871)

Loss per share - basic and diluted	$(0.49)	$(1.76)	$(1.57)	$(3.90)
Weighted average shares outstanding - basic and diluted	3,370,110	1,559,196	3,262,791	1,262,398

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Three Months Ended June 30, 2022 and 2021

	Series A		Series B		Series C		Series D				Common			Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Three months ended June 30, 2022

Balance, April 1, 2022	5	$5,320,000	-	$-	23	$207,000	1,950	$2	3,264,566	$76,219,018	$119,586	36,248	$(572,678)	$6,206,822	$(81,251,556)	$6,248,194

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	181,183	1,037,345		-	-	-	-	1,037,345

Net loss	-	-	-	-	-	-	-	-	-	-		-	-	-	(1,645,886)	(1,645,886)

Balance, June 30, 2022	5	$5,320,000	0	$-	23	$207,000	1,950	$2	3,445,749	$77,256,363	$119,586	36,248	$(572,678)	$6,206,822	$(82,897,442)	$5,639,653

Three months ended June 30, 2021

Balance, April 1, 2021	20	$28,440,000	-	$-	473	$4,257,000	1,950	$2	1,111,177	$35,831,826	$-	36,248	$(572,678)	$2,724,689	$(67,777,146)	$2,903,693

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	18,357	350,913	-	-	-	-	-	350,913

Issuance of common stock warrants and commitment shares in connection with convertible promissory note	-	-	-	-	-	-	-	-	-	-	-	-	-	662,062	-	662,062

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,739,989)	(2,739,989)

Balance, June 30, 2021	20	$28,440,000	-	$-	473	$4,257,000	1,950	$2	1,129,534	$36,182,739	$-	36,248	$(572,678)	$3,386,751	$(70,517,135)	$1,176,679

Six Months Ended June 30, 2022 and 2021

	Series A		Series B		Series C		Series D				Common			Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Six months ended June 30, 2022

Balance, January 1, 2022	20	$28,440,000	-	$-	23	$207,000	1,950	$2	2,834,755	$49,676,847	$-	36,248	$(572,678)	$5,635,003	$(77,766,659)	$5,619,515

Conversion of Series A Preferred stock to Common stock	(15)	(23,120,000)	-	-	-	-	-	-	33,345	23,120,000	-	-	-	-	-	-

Sale of common stock	-	-	-	-	-	-	-	-	51,282	500,000	-	-	-	-	-	500,000

Issuance of common stock in lieu of note interest repayments	-	-	-	-	-	-	-	-	10,150	73,078	-	-	-	-	-	73,078

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	312,008	2,020,274	119,586	-	-	-	-	2,139,860

Issuance of common stock for equipment	-	-	-	-	-	-	-	-	13,704	98,666	-	-	-	-	-	98,666

Issuance of common stock for asset acquisition	-	-	-	-	-	-	-	-	190,505	1,767,498	-	-	-	-	-	1,767,498

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	571,819	-	571,819

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,130,783)	(5,130,783)

Balance, June 30, 2022	5	$5,320,000	0	$-	23	$207,000	1,950	$2	3,445,749	$77,256,363	$119,586	36,248	$(572,678)	$6,206,822	$(82,897,442)	$5,639,653

Six months ended June 30, 2021

Balance, January 1, 2021	20	$28,440,000	-	$-	623	$5,607,000	-	$-	369,639	$30,874,270	$-	36,248	$(572,678)	$2,724,689	$(65,597,264)	$1,476,017

Issuance of preferred stock	-	-	-	-	-	-	1,950	2			-	-	-	-	-	2

Conversion of Series C Preferred stock to common stock	-	-	-	-	(150)	(1,350,000)	-	-	250,000	1,350,000	-	-	-	-	-	-

Sale of common stock	-	-	-	-	-	-	-	-	382,133	2,866,000	-	-	-	-	-	2,866,000

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	77,017	537,748	-	-	-	-	-	537,748

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	27,074	417,048	-	-	-	-	-	417,048

Issuance of common stock for asset acquisition	-	-	-	-	-	-	-	-	23,670	137,673	-	-	-	-	-	137,673

Issuance of common stock warrants and commitment shares in connection with convertible promissory note	-	-	-	-	-	-	-	-			-	-	-	662,062	-	662,062

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,919,871)	(4,919,871)

Balance, June 30, 2021	20	$28,440,000	-	$-	473	$4,257,000	1,950	$2	1,129,534	$36,182,739	$-	36,248	$(572,678)	$3,386,751	$(70,517,135)	$1,176,679

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net loss	$(5,130,783)	$(4,919,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	571,819	-
Depreciation	715,038	72,342
Amortization of intangible assets	20,906	103,480
Amortization of original-issue-discounts	224,276	697,594
Bad debt expense	2,898	47,452
Change in fair value of warrant liability	(114,088)	-
Gain on debt extinguishment	-	(196,889)
Stock-based interest expense	73,078	-
Stock-based consulting expense	2,139,860	417,048
Changes in operating assets and liabilities:
Accounts receivable	(1,307,616)	(204,274)
Inventory	(608,636)	24,711
Prepaid expenses	(652)	159,328
Deposits	-	(2,000)
Other noncurrent assets	-	7,347
Operating lease right-of-use asset	(16,486)	(573)
Accounts payable	1,573,418	649,552
Accrued expenses	(499,847)	(42,885)
Net cash used in operating activities	(2,356,815)	(3,187,638)

Investing activities:
Purchase of property and equipment	-	(166,476)
Purchase of intangible assets	-	(177,530)
Net cash used in investing activities	-	(344,006)

Financing activities:
Net proceeds received from notes and loans payable	1,859,450	1,525,000
Proceeds from issuance of Series D Preferred Stock	-	2
Proceeds from sale of common stock	500,000	2,866,000
Repayments of notes and loans payable	(277,037)	(224,000)
Deferred financing costs	(77,702)	-
Amounts received from related parties, net	27,161	-
Net cash provided by financing activities	2,031,872	4,167,002

Decrease in cash and cash equivalents	(324,943)	635,358
Cash and cash equivalents, beginning of period	449,001	457,798
Cash and cash equivalents, end of period	$124,058	$1,093,156

Supplemental Cash Flow Information:
Income taxes paid	$-	$1,169
Interest paid	$62,100	$4,000
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayment of notes payable	$-	$537,748
Issuance of common stock in asset acquisitions	$1,767,498	$137,673
Debt discount associated with warrant liability	$286,357	$-
Issuance of common stock warrants and commitment shares in connection with convertible promissory note	$-	$662,062

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

Note 2 – Liquidity

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of June 30, 2022, the Company had cash and cash equivalents of $124,058 and negative working capital of $2,205,873. For the six months ended June 30, 2022 and 2021, the Company had incurred losses of $5,130,783 and $4,919,871, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through the sale of shares of its common stock. Also, the Company plans to expand its operation of CBD products to increase its profitability. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

June 30, 2022

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

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 3: Summary of Significant Accounting Policies” of our 2021 Form 10-K.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Segment reporting

As of June 30, 2022, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net loss.

Note 4 – Fair Value Measurements

The carrying value and fair value of the Company’s financial instruments are as follows:

June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$172,269	$172,269

As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$—	$—

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of
	June 30, 2022	December 31, 2021
Stock price	$4.50	N/A
Exercise price	$6.40	N/A
Remaining term (in years)	0.73	N/A
Volatility	120.00%	N/A
Risk-free rate	2.80%	N/A
Expected dividend yield	—%	—

The warrant liabilities will be remeasured at each reporting period with changes in fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the warrant liabilities was as follows:

Warrant liabilities
Estimated fair value at December 31, 2021	$-
Issuance of warrant liabilities	225,015
Change in fair value	(29,337)
Estimated fair value at March 31, 2022	$195,678
Issuance of warrant liabilities	61,342
Change in fair value	(84,751)
Estimated fair value at June 30, 2022	$172,269

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

CO Botanicals Asset Acquisition

On August 12, 2021, The Company and CO Botanicals LLC (“COB”), a newly-formed, wholly-owned subsidiary of the Company entered into an Equipment Acquisition Agreement (the “TWS Agreement”) with TWS Pharma, LLC,

(“TWS Pharma”) and L7 TWS Pharma, LLC (“L7 TWS” and, collectively with TWS Pharma, “TWS”). Pursuant to the TWS Agreement, COB agreed to purchase certain equipment and other assets from TWS (the “TWS Assets”) for a total purchase price equal to $5,316,774, with $1,250,000 payable via a 12-month promissory note issued by the Company to TWS Pharma with 6% simple interest and monthly payments of $100,000 due per month (the “TWS Note”), and $4,066,774 payable in shares of the Company’s common stock valued at $0.62 per share (the “TWS Shares”); provided, however, that $1,750,000 of the TWS Shares will be withheld in escrow for a period of ninety (90) days from the closing date, which will be deducted from the purchase price should the Company discover any defects or misrepresentations. The first $500,000 of payments of the TWS Note will be secured by 1,000,000 shares of the Company’s common stock to be held in escrow. During the six months ending June 30, 2022, the $1,750,000 of shares held in escrow were released and issued.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

Imbibe Health Solutions Asset Acquisition

On February 22, 2021, Can B̅ Corp. (the “Company”) entered into a material definitive agreement (“Acquisition Agreement”) with Imbibe Health Solutions, LLC, a Delaware limited liability company (“Imbibe”), pursuant to which Imbibe agreed to sell certain of its assets to the Company. The assets to be purchased (“Assets”) include the intellectual property rights and other intangible assets relating to its branded products containing CBD. In exchange for the Assets, the Company has agreed to pay Imbibe $120,000 in the form of shares of common stock of the Company (with standard restricted legend, the “Shares”) at a price per share equal to the average price of the common stock of the Company during the ten (10) consecutive trading days immediately preceding the closing. The transaction finalized and $102,502 worth of shares were issued on November 7, 2021 and the remaining balance of $17,498 of shares were issued during the six months ending June 30, 2022.

Note 6 – Inventories

Inventories consist of:

	June 30,	December 31,
	2022	2021
Raw materials	$836,399	$818,042
Finished goods	2,325,675	1,735,396
Total	$3,162,074	$2,553,438

Note 7 – Property and Equipment

Property and equipment consist of:

	June 30,	December 31,
	2022	2021
Furniture and fixtures	$21,724	$21,724
Office equipment	12,378	12,378
Manufacturing equipment	7,117,188	7,018,522
Medical equipment	776,396	776,396
Leasehold improvements	26,902	26,902
Total	7,954,588	7,855,922
Accumulated depreciation	(1,520,208)	(802,996)
Net	$6,434,380	$7,052,926

Depreciation expense related to property and equipment was $715,038 and $72,342 for the six-month periods ending June 30, 2022 and 2021, respectively.

Note 8 – Intangible Assets

Intangible assets consist of:

	June 30,	December 31,
	2022	2021
Technology, IP and patents	$435,500	$418,003
Total	435,500	418,003
Accumulated amortization	(69,894)	(48,988)
	$365,606	$369,015

Amortization expense was $20,906 and $103,480 for the six months ended June 30, 2022 and 2021, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Amortization expense for the balance of 2022, and for each of the next five years and thereafter is estimated to be as follows:

Six months ended December 31, 2022	$21,760
Fiscal year 2023	43,520
Fiscal year 2024	43,520
Fiscal year 2025	43,520
Fiscal year 2026	43,520
Thereafter	169,766
$365,606

Note 9 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The principal balance of the note is $2,675,239 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 3,426,280 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 3,426,280 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. The principal balance outstanding at June 30, 2022 was $2,400,997.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 131,325 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 131,325 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. The principal balance outstanding at June 30, 2022 was $87,773.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The principal balance of the note is $1,193,135 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 1,529,670 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 1,529,670 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. The principal balance outstanding at June 30, 2022 was $1,073,250.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The principal balance of the note is $306,865 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 393,417 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 393,417 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. The principal balance outstanding at June 30, 2022 was $276,750.

The maturity dates for the above notes were extended to April 30, 2022 on April 14, 2022 in exchange for the Company’s promise to pay the holders $300,000. The holders agreed to allow the Company to extend the notes for two additional 30-day periods for $100,000 per extension. The holders also waived certain defaults under the notes. The Company has since elected to extend the maturity date to May 31, 2022 for the promise to pay an additional $100,000. The Company is currently in discussions regarding the further extension of the notes.

In February 2022, the Company entered into a convertible promissory note (“Tysadco Note”) with Tysadco Partners, LLC (“Tysadco”). The principal balance of the note is $450,000 and it is to be utilized for working capital purposes. The note matures on July 25, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at June 30, 2022 was $450,000. This note has been extended an additional 6 months by mutual consent for the additional consideration of issuance of twenty thousand shares of common stock.

In June 2022, the Company entered into a convertible promissory note (“Tysadco Note”) with Tysadco Partners, LLC (“Tysadco”). The principal balance of the note is $75,000 and it is to be utilized for working capital purposes. The note matures on December 7, 2022, and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at June 30, 2022 was $75,000.

In March 2022, the Company entered into a convertible promissory note (“BL Note”) with Blue Lake Partners, LLC (“BL”). The principal balance of the note is $250,000 and it is to be utilized for working capital purposes. The note matures on March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the BL Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to BL are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the BL Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Aggregate amortization of the original issue discount for the six months ended, 2022 and 2021 was approximately $25,500 and $0, respectively. The principal balance outstanding at June 30, 2022 was $250,000.

In March 2022, the Company entered into a convertible promissory note (“MH Note”) with Mast Hill Fund, LP (“MH”). The principal balance of the note is $350,000 and it is to be utilized for working capital purposes. The note matures on March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the MH Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to MH are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the MH Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Aggregate amortization of the original issue discount for the six months ended June 30, 2022 and 2021 was approximately $33,800 and $0, respectively. The principal balance outstanding at June 30, 2022 was $350,000.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

In April 2022, the Company entered into a convertible promissory note (“FM Note”) with Fourth Man, LLC (“FM”). The principal balance of the note is $150,000 and it is to be utilized for working capital purposes. The note matures on April 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the FM Note was issued with 23,437 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 23,437 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to FM are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the FM Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Aggregate amortization of the original issue discount for the period ended June 30, 2022 and 2021 was approximately $10,700 and $0, respectively. The principal balance outstanding at June 30, 2022 was $150,000.

In June 2022, the Company entered into a convertible promissory note (“Alumni Note”) with Alumni Capital, LP (“Alumni”). The principal balance of the note is $62,500 and it is to be utilized for working capital purposes. The note matures on June 6, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the Alumni Note was issued with 9,766 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 9,766 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to Alumni are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the Alumni Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Aggregate amortization of the original issue discount for the period ended June 30, 2022 and 2021 was approximately $1,500 and $0, respectively. The principal balance outstanding at June 30, 2022 was $62,500.

In June 2022, the Company entered into a convertible promissory note (“Tysadco Note II”) with Tysadco Partners, LLC. The principal balance of the note is $75,000 and it is to be utilized for working capital purposes. The note matures on December 7, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. The Tysadco Note II is convertible into common stock of the Company at any time prior to the maturity date at a conversion price of the lesser of $7.50 and 75% of the lowest daily volume weighted average price (“VWAP”) over the previous ten trading days prior to conversion. The principal balance outstanding at June 30, 2022 was $75,000.

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6% (See Note 5). As of June 30, 2022, the total amount outstanding was $1,050,000.

Other Loans

On November 18, 2021, the Company entered into a $100,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 10% per annum and is due within twelve months or due on demand subsequently to any major funding received by the Company in excess of $3,000,000. As of June 30, 2022 the total amount outstanding was $100,000.

On February 2, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement with a Purchaser. Pursuant to the terms of the agreement, the Company sold an aggregate of $136,000 of future receivables for a purchase amount of $100,000. The aggregate principal amount is payable in weekly installments totaling 2,833 until such time the obligation is fully satisfied. As of June 30, 2022 the total amount outstanding was $45,489.

On February 11, 2022, the Company entered into a $150,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within six months or due on demand subsequently to any major funding received by the Company in excess of $2,000,000. As of June 30, 2022 the total amount outstanding was $150,000.

On March 3, 2022, the Company entered into a Receivable Purchase and Sale Agreement with a Buyer. Pursuant to the terms of the agreement, the Company sold an aggregate of $350,00 of future receivables for a purchase amount of $250,000. The aggregate principal amount is payable in daily installments totaling $2,917 until such time the obligation is fully satisfied. As of June 30, 2022 the total amount outstanding was $24,666.

On May 25, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement with a Purchaser. Pursuant to the terms of the agreement, the Company sold an aggregate of $54,000 of future receivables for a purchase amount of $38,000. The aggregate principal amount is payable in weekly installments totaling $453 until such time the obligation is fully satisfied. As of June 30, 2022 the total amount outstanding was $28,308.

Note 10 – Stockholders’ Equity

Preferred Stock

Each share of Series A Preferred Stock is convertible into 218 shares of CANB common stock and is entitled to 4,444 votes. All Preferred Shares shall rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and shall rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. In the event of a Liquidation Event, whether voluntary or involuntary, each holder may elect (i) to receive, in preference to the holders of Common Stock, a one-time liquidation preference on a per-share amount equal to the per-share value of preferred shares on the issuance date, as recorded in the Company’s financial records, or (ii) to participate pari passu with the Common Stock on an as-converted basis. Subject to any adjustments, the Series A holders shall be entitled to receive such dividends paid and distributions made to the holders of shares of Common Stock on an as converted basis. During the six months ended June 30, 2022, the Company converted 15 shares of Series A preferred stock to 33,345 shares of common stock.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

Common Stock

For the six months ended June 30, 2022, the Company issued an aggregate of 51,282 shares of Common Stock under its Offering Statement on Form 1-A (File No. 024-11233) (the “Regulation A Offering”).

In addition, for the six months ended June 30, 2022, the Company issued an aggregate of 190,505, 13,704, 312,008, and 10,150 of Common Stock for asset acquisitions, property and equipment, services rendered, and in lieu of interest repayments, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 11 – Stock Options

A summary of stock options activity for the six months ended June 30, 2022 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2022	377,654	$6.11	3.97
Granted	79,013	5.10	4.52
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, June 30, 2022	456,666	$5.93	4.06

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested options, January 1, 2022	-	$-
Granted	79,012	7.24
Vested	(79,012)	7.24
Forfeited	-	-
Non-vested options, June 30, 2022	-	$-

Note 12 – Income Taxes

The Company’s income tax provisions for the six months ended June 30, 2022 and 2021 reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Note 13 – Related Party Transactions

For the six months ended June 30, 2022 and 2021, the Company incurred fees to a service provider that is a relative of a director for professional services in the amount of $8,000 and $9,900, respectively. At June 30, 2022 and December 31, 2021, the Company had outstanding payables to the aforementioned service provider of $8,000 and $5,000, respectively.

At June 30, 2022, the Company has amounts due to a director of the Company of approximately $245,434 which are expected to be repaid in the next twelve months.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 14 – Commitments and Contingencies

Lease Agreements

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

Rent expense for the six months ended June 30, 2022 and 2021 was $332,520 and $84,724, respectively.

At June 30, 2022, the future minimum lease payments under non-cancellable operating leases were:

Six months ended December 31, 2022	$614,600
Fiscal year 2023	832,893
Fiscal year 2024	326,974
$1,774,467

Note 15 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued and as of that date, except as reported below, there were no subsequent events that required adjustment or disclosure in the consolidated financial statements.

On July 18, 2022, Imbibe Wellness Solutions, LLC (“Imbibe”), a subsidiary of Can B Corp., a Florida corporation (the “Company”), entered into a definitive agreement (the “Agreement”) with Forever Brands, inc. (“Forever Brands”) for Imbibe to be the exclusive manufacturer, distributor, and direct to consumer seller of certain super food and related nutritional products to be marketed under the Longevity by Brooke Burke trademarks and brand.

Imbibe will engage Pure Health Products, LLC (“PHP”), another subsidiary of the Company, to produce the products under a non-exclusive Private Label Manufacturing Agreement whereby PHP manufactures and ships products directly to Forever Brand’s customers. Forever Brands has entered into an Endorsement Agreement with Brooke Burke and her company, BB Body, Inc. to market, endorse and promote the products in a monthly, online subscription model.

On August 5, 2022, the Company entered into an unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within three months or due on demand subsequently to any major funding received by the Company in excess of $350,000. At any time after three months from funding date, until this Promissory Note is paid, Lender may collect directly from the Can B Corp. accounts receivables collections for the full amount of principal and interest due.

Effective August 12, 2022, reference is hereby made to that certain engagement agreement (the “Agreement”), dated as of October 7, 2021, as amended on February 11, 2022, by and between Can B Corp. (the “Company”) and H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright shall act as the exclusive agent, advisor or underwriter in any Offering of Securities of the Company during the Term. Defined terms used herein but not defined herein shall have the meanings ascribed to such terms in the Agreement. At the Company’s request, Wainwright hereby agrees to voluntarily terminate the Agreement as of August 12, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (.

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”); however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third-parties looking to incorporate such compounds into their products through its wholly owned subsidiaries, Botanical Biotech, LLC (incorporated March 10, 2021) and TN Botanicals LLC and CO Botanicals LLC (both incorporated in August 2021). The three subsidiaries have also begun synthesizing Delta-8 and Delta-10 from hemp. Delta-8 can produce similar, though less potent, effects as delta-9 (commonly referred to as THC); however, the legality of hemp derived delta-8 is in a gray area. The Company’s other subsidiaries did not have operations during the six months ended June 30, 2022.

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

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021.

Revenues increased $869,236 from $401,766 in 2021 to $1,271,002 in 2022. The increase is due to the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery. Additionally, due to asset acquisitions in 2021, the Company’s Music City Botanical and Botanical Biotech brands related to an increase of sales compared to 2021 of approximately $746,000.

Cost of product sales increased $772,205 from $258,612 in 2021 to $1,030,817 in 2022 due to the increase in sales caused by increase in operations and 2021 acquisitions.

Operating expenses decreased $930,204 from $2,728,998 in 2021 to $1,798,794 in 2022 as a direct result of 2021 professional fees incurred and attributable to the Company’s asset acquisitions and Regulation A offering in the six months ending June 30, 2021.

Net loss decreased 1,094,103 from $2,739,989 in 2021 to $1,645,886 in 2022. The decrease was due to the $930,204 decrease in total operating expenses coupled by the $97,031 increase in gross profit.

Six months ended June 30, 2022 compared to six months ended June 30, 2021.

Revenues increased 1,619,861 from $605,796 in 2021 to $3,131,322 in 2022. The increase is due to the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery. Additionally, due to asset acquisitions in 2021, the Company’s Music City Botanical and Botanical Biotech brands related to an increase of sales compared to 2021 of $1,310,996.

Cost of product sales increased $1,885,740 from $335,407 in 2021 to $2,221,147 in 2022 due to the increase in sales caused by increase in operations and 2021 acquisitions.

Operating expenses increased $909,114 from $4,751,667 in 2021 to $5,660,791 in 2022 due to accounting, legal, and other professional fees related to the Company’s registration statement S-1 filing efforts during the first quarter of 2022.

Net loss increased 210,912 from $4,919,871 in 2021 to $5,130,783 in 2022. The increase was due to continued efforts and fees related to the Company’s registration statement S-1 filings during the first quarter of 2022.

Liquidity and Capital Resources

At June 30, 2022, the Company had cash and cash equivalents of $124,058 and negative working capital of $2,205,873. Cash and cash equivalents decreased $324,943 from $449,001 at December 31, 2021 to $124,058 at June 30, 2022. For the six months ended June 30, 2022, $2,031,872 was provided by financing activities, $2,356,815 was used in operating activities, and $0 was used in investing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2022, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period June 30, 2022 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the six months ended June 30, 2022 are as follows:

From January 1, 2022 through June 30, 2022 the Company issued an aggregate of 51,282 shares of Common Stock under its Reg A-1 registration currently in effect and an additional 312,008 shares of common stock to various consultants for services.

From January 1, 2022 through June 30, 2022 the Company issued an aggregate of 190,505 and 13,704 shares of Common Stock under various asset acquisition agreements and acquisition of property and equipment, respectively.

From January 1, 2022 through June 30, 2022 the Company issued an aggregate of 10,150 shares of Common Stock under various interest conversion agreements.

From January 1, 2022 through June 30, 2022 the Company converted 15 shares of Series A Preferred Stock to 33,345 shares of Common Stock.

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

Can B Corp.

Date: August 22, 2022	By:	/s/ Marco Alfonsi
Marco Alfonsi,
Chief Executive Officer

Date: August 22, 2022	By:	/s/ Stanley L. Teeple
Stanley L. Teeple,
Chief Financial Officer

