Form 10-Q
period 2022-09-30
Can B Corp
filed 2022-11-21
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 18, 2022 is 4,046,780.

Can B Corp.

FORM 10-Q

September 30, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$34,471	$449,001
Accounts receivable, less allowance for doubtful accounts of $547,241	7,039,596	3,646,677
Inventory	2,259,014	2,553,438
Note receivable	-	2,898
Prepaid expenses and other current assets	18,009	1,625
Total current assets	9,351,090	6,653,639

Property and equipment, net	5,778,869	7,052,926

Other assets:
Deposits	165,787	165,787
Intangible assets, net	110,144	369,015
Right of use assets, net	1,299,579	2,220,134
Other noncurrent assets	13,139	13,139
Total other assets	1,588,649	2,768,075

Total assets	$16,718,608	$16,474,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,101,232	$1,163,284
Accrued expenses	181,670	2,407,528
Due to related party	295,243	218,273
Notes and loans payable, net	7,263,347	4,865,749
Warrant liabilities	130,373	-
Operating lease liability - current	584,434	808,223
Total current liabilities	11,556,299	9,463,057

Long-term liabilities:
Notes and loans payable, net	-	-
Operating lease liability - noncurrent	668,766	1,392,068
Total long-term liabilities	668,766	1,392,068

Total liabilities	$12,225,065	$10,855,125

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, 5 shares and 20 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5,320,000	28,440,000
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 1,100 and 23 issued and outstanding at September 30, 2022 and December 31, 2021, respectfully	2,900,039	207,000
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 4,000 and 1,950 issued and outstanding at September 30, 2022 and December 31, 2021, respectfully	4	2
Common stock, no par value; 1,500,000,000 shares authorized, 3,861,610 and 2,834,755 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	78,511,188	49,676,847
Common stock issuable, no par value; 36,248 and 0 shares at September 30, 2022 and December 31, 2021, respectively	119,586	-
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	8,006,822	5,635,003
Accumulated deficit	(89,791,418)	(77,766,659)
Total stockholders’ equity	4,493,543	5,619,515

Total liabilities and stockholders’ equity	$16,718,608	$16,474,640

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Product sales	$2,629,636	$1,749,435	$4,855,293	$2,355,231
Service revenue	258,488	160,937	1,164,153	263,847
Total revenues	2,888,124	1,910,372	6,019,446	2,619,078
Cost of revenues	1,029,180	540,886	3,250,327	876,293
Gross profit	1,858,944	1,369,486	2,769,119	1,742,785

Operating expenses	8,686,912	3,893,685	14,347,703	8,645,362

Loss from operations	(6,827,968)	(2,524,199)	(11,578,584)	(6,902,577)

Other income (expense):
Other income	9	-	-	2,935
Change in fair value of warrant liability	103,951	-	218,039	-
Gain on debt extinguishment	-	-	-	196,889
Interest expense	(165,993)	(707,855)	(659,394)	(1,448,650)
Other expense	(3,975)	(647)	(4,820)	-
Other expense	(66,008)	(708,502)	(446,175)	(1,248,826)

Loss before provision for income taxes	(6,893,976)	(3,232,701)	(12,024,759)	(8,151,403)

Provision for (benefit from) income taxes	-	(85)	-	1,084

Net loss	$(6,893,976)	$(3,232,616)	$(12,024,759)	$(8,152,487)

Loss per share - basic and diluted	$(1.98)	$(1.61)	$(3.56)	$(5.39)
Weighted average shares outstanding - basic and diluted	3,488,903	2,001,718	3,378,577	1,511,175

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Three Months Ended September 30, 2022 and 2021

	Series A		Series B		Series C		Series D				Common			Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Three months ended September 30, 2022

Balance, July 1, 2022	5	$5,320,000	-	$-	23	$207,000	1,950	$2	3,445,749	$77,256,363	$119,586	36,248	$(572,678)	$6,206,822	$(82,897,442)	$5,639,653

Issuance of preferred stock	-	-	-	-	10377	2,693,039	2,050	2	-	-	-	-	-	-	-	2,693,041

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	397,634	1,246,184	-	-	-	-	-	1,246,184

Issuance of common stock resulting from the exercise of warrants	-	-	-	-	-	-	-	-	18,227	8,641	-	-	-	-	-	8,641

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	1,800,000	-	1,800,000

Net loss	-	-	-	-	-	-	-	-	-	-		-	-	-	(6,893,976)	(6,893,976)

Balance, September 30, 2022	5	$5,320,000	0	$-	1,100	$2,900,039	4,000	$4	3,861,610	$78,511,188	$119,586	36,248	$(572,678)	$8,006,822	$(89,791,418)	$4,493,543

Three months ended September 30, 2021

Balance, July 1, 2021	20	$28,440,000	-	$-	473	$4,257,000	1,950	$2	1,129,534	$36,182,739	$-	36,248	$(572,678)	$3,386,751	$(70,517,135)	$1,176,679

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	69,001	568,776	-	-	-	-	-	568,776

Issuance of common stock for asset acquisitions	-	-	-	-	-	-	-	-	345,467	3,212,840	-	-	-	-	-	3,212,840

Sale of common stock	-	-	-	-	-	-	-	-	239,436	1,960,001	-	-	-	-	-	1,960,001

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	25,416	140,263	-	-	-	-	-	140,263

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,232,616)	(3,232,616)

Balance, September 30, 2021	20	$28,440,000	-	$-	473	$4,257,000	1,950	$2	1,808,854	$42,064,619	$-	36,248	$(572,678)	$3,386,751	$(73,749,751)	$3,825,943

Nine Months Ended September 30, 2022 and 2021

	Series A		Series B		Series C		Series D				Common			Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Nine months ended September 30, 2022

Balance, January 1, 2022	20	$28,440,000	-	$-	23	$207,000	1,950	$2	2,834,755	$49,676,847	$-	36,248	$(572,678)	$5,635,003	$(77,766,659)	$5,619,515

Conversion of Series A Preferred stock to Common stock	(15)	(23,120,000)	-	-	-	-	-	-	33,345	23,120,000	-	-	-	-	-	-

Issuance of preferred stock	-	-	-	-	1,077	2,693,039	2,050	2	-	-	-	-	-	-	-	2,693,041

Sale of common stock	-	-	-	-	-	-	-	-	51,282	500,000	-	-	-	-	-	500,000

Issuance of common stock in lieu of note interest repayments	-	-	-	-	-	-	-	-	10,150	73,078	-	-	-	-	-	73,078

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	709,642	3,266,458	119,586	-	-	-	-	3,386,044

Issuance of common stock for equipment	-	-	-	-	-	-	-	-	13,704	98,666	-	-	-	-	-	98,666

Issuance of common stock for asset acquisition	-	-	-	-	-	-	-	-	190,505	1,767,498	-	-	-	-	-	1,767,498

Issuance of common stock resulting from the exercise of warrants	-	-	-	-	-	-	-	-	18,227	8,641	-	-	-	-	-	8,641

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	2,371,819	-	2,371,819

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,024,759)	(12,024,759)

Balance, September 30, 2022	5	$5,320,000	0	$-	1,100	$2,900,039	4,000	$4	3,861,610	$78,511,188	$119,586	36,248	$(572,678)	$8,006,822	$(89,791,418)	$4,493,543

Nine months ended September 30, 2021

Balance, January 1, 2021	20	$28,440,000	-	$-	623	$5,607,000	-	$-	369,639	$30,874,270	$-	36,248	$(572,678)	$2,724,689	$(65,597,264)	$1,476,017

Issuance of preferred stock	-	-	-	-	-	-	1,950	2			-	-	-	-	-	2

Conversion of Series C Preferred stock to common stock	-	-	-	-	(150)	(1,350,000)	-	-	250,000	1,350,000	-	-	-	-	-	-

Sale of common stock	-	-	-	-	-	-	-	-	621,569	4,826,001	-	-	-	-	-	4,826,001

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	77,017	537,748	-	-	-	-	-	537,748

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	96,075	985,824	-	-	-	-	-	985,824

Issuance of common stock for asset acquisition	-	-	-	-	-	-	-	-	369,137	3,350,513	-	-	-	-	-	3,350,513

Issuance of common stock warrants and commitment shares in connection with convertible promissory note	-	-	-	-	-	-	-	-			-	-	-	662,062	-	662,062

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	25,417	140,263	-	-	-	-	-	140,263

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,152,487)	(8,152,487)

Balance, September 30, 2021	20	$28,440,000	-	$-	473	$4,257,000	1,950	$2	1,808,854	$42,064,619	$-	36,248	$(572,678)	$3,386,751	$(73,749,751)	$3,825,943

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net loss	$(12,024,759)	$(8,152,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,064,860	-
Depreciation	1,061,549	141,961
Amortization of intangible assets	23,906	135,339
Amortization of original-issue-discounts	324,987	1,168,918
Bad debt expense	316,136	47,452
Impairment of intangible assets	252,462	-
Loss on sale of property and equipment	309,000	-
Change in fair value of warrant liability	(218,039)	-
Gain on debt extinguishment	-	(196,889)
Stock-based interest expense	73,078	140,263
Stock-based consulting expense	3,386,044	-
Changes in operating assets and liabilities:
Accounts receivable	(3,706,157)	(1,173,653)
Inventory	294,424	(516,340)
Prepaid expenses	(14,210)	885,029
Deposits	-	(2,000)
Other noncurrent assets	-	9,182
Operating lease right-of-use asset	(26,536)	1,811
Accounts payable	1,938,159	1,490,268
Accrued expenses	(475,858)	(42,769)
Net cash used in operating activities	(3,420,954)	(6,063,915)

Investing activities:
Purchase of property and equipment	-	(472,827)
Purchase of intangible assets	-	(177,530)
Net cash used in investing activities	-	(650,357)

Financing activities:
Net proceeds received from notes and loans payable	2,854,853	1,525,000
Proceeds from issuance of Series D Preferred Stock	-	2
Proceeds from sale of common stock	500,000	4,826,001
Repayments of notes and loans payable	(347,693)	(224,000)
Deferred financing costs	(77,706)	-
Amounts received from related parties, net	76,970	320,000
Net cash provided by financing activities	3,006,424	6,447,003

Decrease in cash and cash equivalents	(414,530)	(267,269)
Cash and cash equivalents, beginning of period	449,001	457,798
Cash and cash equivalents, end of period	$34,471	$190,529

Supplemental Cash Flow Information:
Income taxes paid	$-	$1,084
Interest paid	$72,346	$4,000
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayment of notes payable	$-	$537,748
Issuance of common stock in asset acquisitions	$1,767,498	$3,350,513
Debt discount associated with warrant liability	$357,049	$-
Issuance of common stock resulting from the exercise of warrants	$8,641	$-
Issuance of common stock warrants and commitment shares in connection with convertible promissory note	$-	$662,062

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

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

Note 2 – Liquidity

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of September 30, 2022, the Company had cash and cash equivalents of $34,471 and negative working capital of $2,205,209. For the nine months ended September 30, 2022 and 2021, the Company had incurred losses of $12,024,759 and $8,152,487, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

After careful consideration and analysis of the economics, supply chain, processing logistics, and management of manpower the Company decided to consolidate operations in its CO operations in Mead and Ft. Morgan. The company remains fully vertically integrated in legal hemp operations and sales with processing of hemp biomass and crude hemp oil into distillate, isolate, and ultimately into isomers. The Company moved all of its help processing equipment previously located in its Miami, FL operation under Botanical Biotech, LLC to its main hemp processing center in CO. The Company also terminated its lease with the Miami landlord. The Company moved all of the hemp processing equipment previously located in its McMinnville, TN operation under TN Botanicals, LLC to its main hemp processing center in CO.

As a result of these equipment moves, the Colorado operation will, once fully operational, improve operating efficiencies, increase management oversight, and be able to increase throughput by double verse the prior three independent operating facilities. The Company expects to have the consolidated operation fully operational by the end of fiscal 2022. Senior management of the Company will be on-site in CO during this consolidation period to ensure maximum efficiencies and continue operations during this rebuilding period. Immediate impact of the consolidation is elimination of duplicate lines, better coordination of customer orders, reduction in transportation charges, and manpower efficiencies with larger batch sizes and reduced personnel.

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

September 30, 2022

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

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 3: Summary of Significant Accounting Policies” of our 2021 Form 10-K.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

Segment reporting

As of September 30, 2022, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net loss.

Note 4 – Fair Value Measurements

The carrying value and fair value of the Company’s financial instruments are as follows:

September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$130,373	$130,373

As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$—	$—

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of
	September 30, 2022	December 31, 2021
Stock price	$3.00	N/A
Exercise price	$5.94	N/A
Remaining term (in years)	0.71	N/A
Volatility	137.00%	N/A
Risk-free rate	4.05%	N/A
Expected dividend yield	—%	—

The warrant liabilities will be remeasured at each reporting period with changes in fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the warrant liabilities was as follows:

Warrant liabilities
Estimated fair value at December 31, 2021	$-
Issuance of warrant liabilities	225,015
Change in fair value	(29,337)
Estimated fair value at March 31, 2022	$195,678
Issuance of warrant liabilities	61,342
Change in fair value	(84,751)
Estimated fair value at June 30, 2022	$172,269
Issuance of warrant liabilities	70,696
Exercise of warrants	(8,641)
Change in fair value	(103,951)
Estimated fair value at September 30, 2022	$130,373

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

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

CO Botanicals Asset Acquisition

On August 12, 2021, The Company and CO Botanicals LLC (“COB”), a newly-formed, wholly-owned subsidiary of the Company entered into an Equipment Acquisition Agreement (the “TWS Agreement”) with TWS Pharma, LLC,

(“TWS Pharma”) and L7 TWS Pharma, LLC (“L7 TWS” and, collectively with TWS Pharma, “TWS”). Pursuant to the TWS Agreement, COB agreed to purchase certain equipment and other assets from TWS (the “TWS Assets”) for a total purchase price equal to $5,316,774, with $1,250,000 payable via a 12-month promissory note issued by the Company to TWS Pharma with 6% simple interest and monthly payments of $100,000 due per month (the “TWS Note”), and $4,066,774 payable in shares of the Company’s common stock valued at $0.62 per share (the “TWS Shares”); provided, however, that $1,750,000 of the TWS Shares will be withheld in escrow for a period of ninety (90) days from the closing date, which will be deducted from the purchase price should the Company discover any defects or misrepresentations. The first $500,000 of payments of the TWS Note will be secured by 1,000,000 shares of the Company’s common stock to be held in escrow. During the nine months ending September 30, 2022, the $1,750,000 of shares held in escrow were released and issued.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

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

Imbibe Health Solutions Asset Acquisition

On February 22, 2021, Can B̅ Corp. (the “Company”) entered into a material definitive agreement (“Acquisition Agreement”) with Imbibe Health Solutions, LLC, a Delaware limited liability company (“Imbibe”), pursuant to which Imbibe agreed to sell certain of its assets to the Company. The assets to be purchased (“Assets”) include the intellectual property rights and other intangible assets relating to its branded products containing CBD. In exchange for the Assets, the Company has agreed to pay Imbibe $120,000 in the form of shares of common stock of the Company (with standard restricted legend, the “Shares”) at a price per share equal to the average price of the common stock of the Company during the ten (10) consecutive trading days immediately preceding the closing. The transaction finalized and $102,502 worth of shares were issued on November 7, 2021 and the remaining balance of $17,498 of shares were issued during the nine months ending September 30, 2022.

Note 6 – Inventories

Inventories consist of:

	September 30,	December 31,
	2022	2021
Raw materials	$478,494	$818,042
Finished goods	1,780,520	1,735,396
Total	$2,259,014	$2,553,438

Note 7 – Property and Equipment

Property and equipment consist of:

	September 30,	December 31,
	2022	2021
Furniture and fixtures	$21,724	$21,724
Office equipment	12,378	12,378
Manufacturing equipment	6,766,208	7,018,522
Medical equipment	776,396	776,396
Leasehold improvements	26,902	26,902
Total	7,603,608	7,855,922
Accumulated depreciation	(1,824,739)	(802,996)
Net	$5,778,869	$7,052,926

Depreciation expense related to property and equipment was $1,061,549 and $141,961 for the nine-month periods ending September 30, 2022 and 2021, respectively.

Note 8 – Intangible Assets

Intangible assets consist of:

	September 30,	December 31,
	2022	2021
Technology, IP and patents	$119,998	$418,003
Total	119,998	418,003
Accumulated amortization	(9,854)	(48,988)
	$110,144	$369,015

Amortization expense was $23,906 and $135,339 for the nine-months ended September 30, 2022 and 2021, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

Amortization expense for the balance of 2022, and for each of the next five years and thereafter is estimated to be as follows:

Three months ended December 31, 2022	$3,000
Fiscal year 2023	12,000
Fiscal year 2024	12,000
Fiscal year 2025	12,000
Fiscal year 2026	12,000
Thereafter	59,144
$110,144

Note 9 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The principal balance of the note is $2,675,239 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 3,426,280 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 3,426,280 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. The principal balance outstanding at September 30, 2022 was $2,400,997.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 131,325 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 131,325 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. The principal balance outstanding at September 30, 2022 was $87,773.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The principal balance of the note is $1,193,135 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 1,529,670 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 1,529,670 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. The principal balance outstanding at September, 2022 was $1,073,250.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The principal balance of the note is $306,865 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 393,417 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 393,417 shares of the Company’s common stock at an exercise price of $0.45 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. The principal balance outstanding at September 30, 2022 was $276,750.

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

In February 2022, the Company entered into a convertible promissory note (“Tysadco Note”) with Tysadco Partners, LLC (“Tysadco”). The principal balance of the note is $450,000 and it is to be utilized for working capital purposes. The note matures on July 25, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at September 30, 2022 was $450,000. This note has been extended an additional 6 months by mutual consent for the additional consideration of issuance of twenty thousand shares of common stock.

In March 2022, the Company entered into a convertible promissory note (“BL Note”) with Blue Lake Partners, LLC (“BL”). The principal balance of the note is $250,000 and it is to be utilized for working capital purposes. The note matures on March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the BL Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to BL are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the BL Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Aggregate amortization of the original issue discount for the nine months ended September 30, 2022 was approximately $55,200. The principal balance outstanding at September 30, 2022 was $250,000.

In March 2022, the Company entered into a convertible promissory note (“MH Note”) with Mast Hill Fund, LP (“MH”). The principal balance of the note is $350,000 and it is to be utilized for working capital purposes. The note matures on March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the MH Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to MH are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the MH Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Aggregate amortization of the original issue discount for the nine months ended September 30, 2022 was approximately $75,400. The principal balance outstanding at September 30, 2022 was $350,000.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

In April 2022, the Company entered into a convertible promissory note (“FM Note”) with Fourth Man, LLC (“FM”). The principal balance of the note is $150,000 and it is to be utilized for working capital purposes. The note matures on April 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the FM Note was issued with 23,437 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 23,437 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to FM are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the FM Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Aggregate amortization of the original issue discount for the nine months ended September 30, 2022 was approximately $26,700. The principal balance outstanding at September 30, 2022 was $150,000.

In June 2022, the Company entered into a convertible promissory note (“Alumni Note”) with Alumni Capital, LP (“Alumni”). The principal balance of the note is $62,500 and it is to be utilized for working capital purposes. The note matures on June 6, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the Alumni Note was issued with 9,766 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 9,766 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to Alumni are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the Alumni Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Aggregate amortization of the original issue discount for the nine months ending September 30, 2022 was approximately $6,100. The principal balance outstanding at September 30, 2022 was $62,500.

In June 2022, the Company entered into a convertible promissory note (“Tysadco Note II”) with Tysadco Partners, LLC. The principal balance of the note is $75,000 and it is to be utilized for working capital purposes. The note matures on December 7, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. The Tysadco Note II is convertible into common stock of the Company at any time prior to the maturity date at a conversion price of the lesser of $7.50 and 75% of the lowest daily volume weighted average price (“VWAP”) over the previous ten trading days prior to conversion. The principal balance outstanding at September 30, 2022 was $75,000.

In August 2022, the Company entered into a convertible promissory note (“WN”) with Walleye Opportunities Master Fund Ltd. (“WOMF”). The principal balance of the note is $385,000 and it is to be utilized for working capital purposes. The note matures on August 30, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the WN Note was issued with 71,296 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 71,296 shares of the Company’s common stock at an exercise price of $5.40 per share. The common stock purchase warrants issued to WOMF are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the WN with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Aggregate amortization of the original issue discount for the nine months ending September 30, 2022 was approximately $8,808. The principal balance outstanding at September 30, 2022 was $385,000.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

In August 2022, the Company entered into a convertible promissory note (“Tysadco Note III”) with Tysadco Partners, LLC (“Tysadco”). The principal balance of the note is $110,000 and it is to be utilized for working capital purposes. The note matures on February 12, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at September 30, 2022 was $110,000.

In September 2022, the Company entered into a convertible promissory note (“Tysadco Note IV”) with Tysadco Partners, LLC (“Tysadco”). The principal balance of the note is $65,000 and it is to be utilized for working capital purposes. The note matures on March 19, 2023, and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at September, 2022 was $65,000.

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6% (See Note 5). As of September 30, 2022, the total amount outstanding was $1,050,000.

Other Loans

On November 18, 2021, the Company entered into a $100,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 10% per annum and is due within twelve months or due on demand subsequently to any major funding received by the Company in excess of $3,000,000. As of September, 2022 the total amount outstanding was $100,000.

During the nine-months ended September 30, 2022, the Company entered into various agreements relating to the sales of future receivables for an aggregate purchase amount of approximately $450,000. The aggregate principal amounts are payable in weekly installments ranging from $2,917 through $453 until such time the obligations are fully satisfied. As of September 30, 2022, the total amounts outstanding were approximately $147,000.

On February 11, 2022, the Company entered into a $175,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within six months or due on demand subsequently to any major funding received by the Company in excess of $2,000,000. As of September 30, 2022 the total amount outstanding was $175,000.

On August 18, 2022, the Company entered into a $250,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within three months or due on demand subsequently to any major funding received by the Company in excess of $1,000,000. As of September 30, 2022 the total amount outstanding was $250,000.

Note 10 – Stockholders’ Equity

Preferred Stock

Each share of Series A Preferred Stock is convertible into 218 shares of CANB common stock and is entitled to 4,444 votes. All Preferred Shares shall rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and shall rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. In the event of a Liquidation Event, whether voluntary or involuntary, each holder may elect (i) to receive, in preference to the holders of Common Stock, a one-time liquidation preference on a per-share amount equal to the per-share value of preferred shares on the issuance date, as recorded in the Company’s financial records, or (ii) to participate pari passu with the Common Stock on an as-converted basis. Subject to any adjustments, the Series A holders shall be entitled to receive such dividends paid and distributions made to the holders of shares of Common Stock on an as converted basis. During the nine months ended September 30, 2022, the Company converted 15 shares of Series A preferred stock to 33,345 shares of common stock.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

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

Each share of Series C Preferred Stock has preference to payment of dividends, if and when declared by the Company, compared to shares of our common stock. Each Preferred Series C share is convertible into 25,000 shares of common stock. The shares of Series C Preferred Stock have voting rights as if fully converted. During the nine months ended September 30, 2022 the Company issued 1,077 shares of Series C preferred stock.

Each share of Series D Preferred Stock has 10,000 shares of voting rights only pari passu to common shares voting with no conversion rights and no equity participation. The Company can redeem Series D Preferred Stock at any time for par value.

On February 8, 2021, the Company’s Board of Directors approved the designation of the Series D Preferred Shares and the number of shares constituting such series, and the rights, powers, preferences, privileges and restrictions relating to such series. On March 27, 2021, the Company filed an amendment to its articles of incorporation to authorize 4,000 shares of a new Series D Preferred Stock with a par value of $0.001 each. All Series D Preferred Shares shall rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and shall rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. Each Series D Preferred Share shall have voting rights equal to 667 shares of Common Stock, adjustable at any recapitalization of the Company’s stock. In the event of a liquidation event, whether voluntary or involuntary, each holder shall have a liquidation preference on a per-share amount equal to the par value of such holder’s Series D Preferred Shares. The holders shall not be entitled to receive distributions made or dividends paid to the Company’s other stockholders. Except as otherwise required by law, for as long as any Series D Preferred Shares remain outstanding, the Company shall have the option to redeem any outstanding share of Series D Preferred Shares at any time for a purchase price of par value per share of Series D Preferred Shares (“Price per Share”). Should the Company desire to purchase Series D Preferred Shares, the Company shall provide the Holder with written notice and a check or cash in an amount equal to the number of shares of Series D Preferred Shares being purchased multiplied by the Price per Share. The shares of Series D Preferred Shares so purchased shall be deemed automatically cancelled and the Holder shall return the certificates for such share to the Corporation. During the nine months ended September 30, 2022 the Company issued 2,050 shares of Series D preferred stock.

Common Stock

For the nine months ended September 30, 2022, the Company issued an aggregate of 51,282 shares of Common Stock under its Offering Statement on Form 1-A (File No. 024-11233) (the “Regulation A Offering”).

In addition, for the nine months ended September 30, 2022, the Company issued an aggregate of 190,505, 13,704, 709,642, 18,227, and 10,150 of Common Stock for asset acquisitions, property and equipment, services rendered, exercise of warrants, and in lieu of interest repayments, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

Note 11 – Stock Options

A summary of stock options activity for the nine months ended September 30, 2022 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2022	377,654	$6.11	3.97
Granted	679,012	2.86	4.78
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, September 30, 2022	1,056,666	$4.02	4.58

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested options, January 1, 2022	-	$-
Granted	679,012	3.51
Vested	(679,012)	3.51
Forfeited	-	-
Non-vested options, September 30, 2022	-	$-

Stock-based compensation expense related to stock options was $2,371,819 during the nine months ended September 30, 2022.

Note 12 – Income Taxes

The Company’s income tax provisions for the nine months ended September 30, 2022 and 2021 reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Note 13 – Related Party Transactions

For the nine months ended September 30, 2022 and 2021, the Company incurred fees to a service provider that is a relative of a director for professional services in the amount of $13,100 and $9,900, respectively.

At September 30, 2022, the Company has amounts due to directors of the Company of approximately $295,243 which are expected to be repaid in the next twelve months.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

Note 14 – Commitments and Contingencies

Lease Agreements

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

Rent expense for the nine months ended September 30, 2022 and 2021 was $595,104 and $492,919, respectively.

At September 30, 2022, the future minimum lease payments under non-cancellable operating leases were:

Three months ended December 31, 2022	$204,050
Fiscal year 2023	669,196
Fiscal year 2024	379,954
$1,253,200

Note 15 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued and as of that date, except as reported below, there were no subsequent events that required adjustment or disclosure in the consolidated financial statements.

On October 14, 2022, the Company entered into two unsecured promissory note agreement with separate lenders for principal amounts of $115,000 and $230,000. The promissory notes accrue interest at a rate of 18% per annum and are due on October 31, 2022 or due on demand subsequently to any closing of an accounts receivable financing.

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

After careful consideration and analysis of the economics, supply chain, processing logistics, and management of manpower the Company decided to consolidate operations in its CO operations in Mead and Ft. Morgan. The company remains fully vertically integrated in legal hemp operations and sales with processing of hemp biomass and crude hemp oil into distillate, isolate, and ultimately into isomers. The Company moved all of its help processing equipment previously located in its Miami, FL operation under Botanical Biotech, LLC to its main hemp processing center in CO. The Company also terminated its lease with the Miami landlord. The Company moved all of the hemp processing equipment previously located in its McMinnville, TN operation under TN Botanicals, LLC to its main hemp processing center in CO.

As a result of these equipment moves, the Colorado operation will, once fully operational, improve operating efficiencies, increase management oversight, and be able to increase throughput by double verse the prior three independent operating facilities. The Company expects to have the consolidated operation fully operational by the end of fiscal 2022. Senior management of the Company will be on-site in CO during this consolidation period to ensure maximum efficiencies and continue operations during this rebuilding period. Immediate impact of the consolidation is elimination of duplicate lines, better coordination of customer orders, reduction in transportation charges, and manpower efficiencies with larger batch sizes and reduced personnel.

The consolidated financial statements include the accounts of CANB and its operational wholly owned subsidiaries.

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021.

Revenues increased $977,752 from $1,910,372 in 2021 to $2,888,124 in 2022. The increase is due to the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery. Additionally, due to asset acquisitions in 2021, the Company’s Music City Botanical and Botanical Biotech brands related to an increase of sales compared to 2021 of approximately $1,454,000.

Cost of product sales increased $488,294 from $540,886 in 2021 to $1,029,180 in 2022 due to the increase in sales caused by increase in operations and 2021 acquisitions.

Operating expenses increased $4,793,227 from $3,893,685 in 2021 to $8,686,912 and net loss increased 3,661,360 from $3,232,616 in 2021 to $6,893,976 in 2022 as a direct result in non-cash stock-based compensation expense during the third quarter of 2022 amounting to approximately $4,500,000.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021.

Revenues increased 2,500,062 from $2,355,231 in 2021 to $6,019,446 in 2022. The increase is due to the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery. Additionally, due to asset acquisitions in 2021, the Company’s Music City Botanical and Botanical Biotech brands related to an increase of sales compared to 2021 of $2,200,000.

Cost of product sales increased $2,374,034 from $876,293 in 2021 to $3,250,327 in 2022 due to the increase in sales caused by increase in operations and 2021 acquisitions.

Operating expenses increased $5,702,341 from $8,645,362 in 2021 to $14,347,703 and Net loss increased 3,872,272 from $8,152,487 in 2021 to $12,024,759 in 2022 as a direct result in non-cash stock-based compensation expense during the third quarter of 2022 amounting to approximately $5,050,000.

Liquidity and Capital Resources

At September 30, 2022, the Company had cash and cash equivalents of $34,471 and negative working capital of $2,205,209. Cash and cash equivalents decreased $414,530 from $449,001 at December 31, 2021 to $34,471 at September 30, 2022. For the nine months ended September 30, 2022, $3,006,424 was provided by financing activities, $3,420,954 was used in operating activities, and $0 was used in investing activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no off-balance sheet arrangements.

Trend Information

The novel coronavirus disease of 2019 (“COVID-19”) outbreak has affected the Company’s operations as set forth above. The full impact of the COVID-19 outbreak continues to evolve. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the foreseeable future. Presently, our Duramed operations are at 80% of pre-COVID operational level. Our expectation that as business open, and in particular medical offices, that our recovery will progress in sync with the speed of the business openings and expect to be back to pre-COVID operational level by fiscal year 2023. Sales of CBD and related products continue to moderately recover and we expect to be back at pre-COVID levels by fiscal year 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2022, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period September 30, 2022 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the nine months ended September 30, 2022 are as follows:

From January 1, 2022 through September 30, 2022 the Company issued an aggregate of 51,282 shares of Common Stock under its Reg A-1 registration currently in effect and an additional 709,642 shares of common stock to various consultants for services.

From January 1, 2022 through September 30, 2022 the Company issued an aggregate of 190,505 and 13,704 shares of Common Stock under various asset acquisition agreements and acquisition of property and equipment, respectively.

From January 1, 2022 through September 30, 2022 the Company issued an aggregate of 10,150 shares of Common Stock under various interest conversion agreements.

From January 1, 2022 through September 30, 2022 the Company converted 15 shares of Series A Preferred Stock to 33,345 shares of Common Stock.

From January 1, 2022 through September 30, 2022 the Company issued an aggregate of 18,227 shares of common stock due to the exercise of warrants.

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

Can B Corp.

Date: November 21, 2022	By:	/s/ Marco Alfonsi
Marco Alfonsi,
Chief Executive Officer

Date: November 21, 2022	By:	/s/ Stanley L. Teeple
Stanley L. Teeple,
Chief Financial Officer

