Form 10-K
period 2022-12-31
Can B Corp
filed 2023-04-17
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Common Stock, Nil par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2022, was $18,546,039 based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of April 10, 2023, the registrant had outstanding 5,396,682 shares of common stock, $0.00 par value per share.

Can B̅ Corp.

2022 FORM 10-K ANNUAL REPORT

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

Organization

We were originally incorporated as WrapMail, Inc. (“Wrap”) in Florida on October 11, 2005 in order to tap into a largely un-serviced segment of the web-based advertising industry. Effective January 5, 2015, WRAP acquired 100% ownership of Prosperity Systems, Inc., a New York corporation incorporated on April 2, 2008, in order to acquire Prosperity’s office productivity software suite as a complement to WRAP’s existing intellectual property. After its acquisition, the Company transferred Prosperity’s operations to WRAP; however, the Company does not currently actively operate its WRAP or Prosperity divisions.

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

Effective December 27, 2010, WRAP effected a 10 for 1 forward stock split of its common stock. Effective June 4, 2013, WRAP effected a 1 for 10 reverse stock split of its common stock. On March 6, 2020, Can B̅ effected a 1 for 300 reverse stock split of its common stock. On March 13, 2022, the Company effectuated a 1 for 15 reverse split of its stock. The accompanying consolidated financial statements retroactively reflect these stock splits.

Business Divisions

The Company is in the business of promoting health and wellness through its development, manufacture and sale of products containing cannabinoids derived from hemp biomass and the licensing of durable medical devices.

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

In December, 2018, the Company acquired 100% of the membership interests in Pure Health Products, with which it then had and currently has an exclusive production agreement, pursuant to an Acquisition Agreement (“PHP Acquisition Agreement”). In January, 2019, PHP acquired certain assets from Seven Chakras, LLC (“Seven Chakras”), a former competitor, which assets included the rights and title to (i) Seven Chakras’ proprietary formulas, methods, trade secrets, and know-how related to the production of Seven Chakras’ CBD products, (ii) Seven Chakras’ tradename, domain name, and social media sites, and (iii) other assets of Seven Chakras including but not limited to raw materials, equipment, packaging and labeling materials, mailing lists, and marketing materials.

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

In the 4th quarter of 2022 PHP signed an agreement to produce Superfood drink mix products for its Imbibe Wellness Solutions LLC sister company under the Longevity Brand for Brooke Burke Body, Inc. (“BBB”) The agreement provides that PHP will manufacture, label, and ship to Forever Brands customers across the USA under a subscription program promoted by Forever Brands and BBB.

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

Around August 12, 2021, the Company and CO Botanicals LLC, a Nevada limited liability company and wholly owned subsidiary of CANB (“COB”), acquired hemp processing assets from TWS Pharma, LLC, a Wisconsin limited liability company and L7 TWS Pharma, LLC, a Wisconsin limited liability company. COB operates out of Mead, CO.

Around August 13, 2021 the Company and TN Botanicals LLC, a Nevada limited liability company and wholly owned subsidiary of CANB (“TNB”), acquired assets from Music City Botanicals, LLC, a Wisconsin limited liability company (“MCB”) including certain equipment, inventory, and intellectual property. In late 2022 the assets from TN Botanicals LLC were moved into consolidated operations under CO Botanicals, LLC in Ft. Morgan, CO.

From its Miami lab, the Company processes hemp isolate into isomers such as CBN, CBG, delta-8 and delta-10. At its Tennessee location, the Company produces industrial hemp, processes hemp biomass to isolate, processes isolate to isomers such as CBN, CBG, delta-8 and delta-10, and performs research and development on cannabinoids such as such as CBN, CBG, delta-8, delta-10, CBD and CBDA. At its Colorado facilities, the Company produces industrial hemp and processes hemp biomass to isolate. The biomass and isolate processed by the Company may be produced by the Company or purchased from third parties. All of the Company’s end products contain .3% or less of THC (delta-9). In late 2022 the Company also closed its FL facility and moved the operating assets to Ft. Morgan, CO under the CO Botanicals, LLC operations.

III-	Durable Medical Equipment

Through its medical device division, Duramed, Inc. (“Duramed”) and Duramed MI LLC, a Nevada limited liability company fka DuramedNJ, LLC (“Duramed MI”), the Company serves the post-surgery medical patient arena aiming to aid in recovery and pain reduction.

In November 2018, the Company formed Duramed, Inc. to facilitate the manufacture and sale of durable medical equipment (“DME”) incorporating CBD. On January 14, 2019, Duramed entered into a Memorandum of Understanding (the “Sam MOU”) with Sam International (“Sam”) and ZetrOZ Systems LLC (“ZetrOZ” and, collectively with Sam, the “Manufacturers”). Pursuant to the Sam MOU, the Manufacturers granted Duramed the exclusive right to distribute sam® Pro 2.0 (SA271) and sam® Gel Coupling Patches (UB-14-72) within the United States for the Personal Injury Protection/No Fault Market during the term of the Sam MOU. Duramed has agreed to purchase monthly minimums from the Manufacturers at a price per Unit of $2,447. The exclusivity of the Distribution License granted to Duramed under the Sam MOU was dependent upon meeting the monthly minimum, which did not happen. In addition, Duramed was granted the right to distribute sam® Gel Capture Patches (UB-14-24). Duramed will get rebates of 2%-3% based on the volume of products sold by it. The Company did not meet the monthly minimums as contemplated by the Sam MOU and as such is currently distributing the aforementioned products on an at-will, non-exclusive basis.

On May 29, 2019, the Company created Duramed MI to execute the same business strategy into the no-fault insurance market in New Jersey that it had developed in New York; however, Duramed MI is not currently operating in NJ and fully developed its operations in Michigan.None of Duramed’s products are reimbursable under any federal program. Duramed has also expanded its product offerings to include certain back support braces which are sold to the doctor offices and through no-fault insurance programs.

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

On February 22, 2021, the Company entered into an agreement to purchase additional CBD brand assets from Imbibe Health Solutions, LLC, a Delaware limited liability company. The assets have been placed into the Company’s wholly owned subsidiary, Imbibe Wellness Solutions, LLC, a Nevada limited liability company (fka Radical Tactical LLC) (“Imbibe Wellness”), and include the intellectual property rights, including trademarks, logos, know how, formulations, productions procedures, copyrights, social media accounts, domain names and marketing materials relating to the Imbibe™ branded products, including a muscle and joint salve, unscented fizzy bath soak, CALM massage oil, Me x 3 Metabolic Energy (energy and dietary supplement), and Muscle, Joints & Back CBD Cryo Gel. Imbibe Wellness has a Purchas Order and contract with Forever Brands LLC to produce Longevity Brand Superfood drink mix for Brooke Burke Body, Inc. utilizing sister company Pure Health Products , LLC as the production arm. The Superfood drink is plant-based, non-dairy, gluten free and is produced in a variety of flavors. Walter Hoelzel is the president of Imbibe Wellness.

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

Intellectual Property

The Company employs, through its Pure Health Product LLC division product researchers and developers and technology experts who, on a daily basis, set the quality standards and new product development status and time-line agendas under the direct supervision of the Company’s management team.

The Company has not been granted any patents or trademarks by the USPTO or by any patent or trademark office of a foreign nation.

Employees

The Company, directly or through its subsidiaries, currently has 20 full-time employees.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties described below, together with all of the other information in this prospectus, including our consolidated financial statements and related notes. If any of the following risks materialize, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to our Common Stock

We are subject to the reporting requirements of federal securities laws, which is expensive.

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders causes our expenses to be higher than they would be if we remained a privately-held company.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the trading of our common stock has generally been very volatile and experienced sharp share-price and trading-volume changes. The trading price of our securities is likely to remain volatile and could fluctuate widely in response to many factors, including but not limited to the following, some of which are beyond our control:

●	variations in our operating results;
●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
●	changes in operating and stock price performance of other companies in our industry;
●	additions or departures of key personnel; and
●	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our common stock is thinly-traded, and in the future, may continue to be thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may be particularly volatile given that we are a relatively small company and have experienced losses from operations that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our common stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors (the “Board”). We presently intend to retain all earnings to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We may require additional capital for the development and commercialization of our products and may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own shares representing more than a majority of the eligible votes of the Company. Accordingly, our directors and executive officers have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer a smaller reporting company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

If we are unable to conclude that our internal control over financial reporting is effective, or when we are no longer a smaller reporting company, if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Internal control deficiencies could also result in a restatement of our financial results in the future. We have concluded that are internal controls have not been sufficient; however, we have begun to take steps to remediate such insufficiencies. We have communicated to our accounting review firm and audit that we have accomplished the following: (i) we have transitioned each operating subsidiary to a separate bookkeeping system (QuickBooks) and input data at each operating location on a daily basis vs. previously batching data and inputting at corporate office. Corporate then verifies data prior to accepting, (ii) we have a QuickBooks trained person with who inputs data on a real-time basis but not allowed at subsidiary level to access or make certain changes, (iii) we have installed for the hemp division companies (Botanical Biotech (Miami), TN Botanicals (TN), Co botanicals (CO) daily tracking procedures whereby every ounce and pound of raw materials (biomass or crude) is tracked by lot number from input to processing through to finished product, (iv) our accounts receivable tracking system, which is essentially our Duramed Division receivables, is now tracking by medical device unit number, by doctor, by location, by insurance billing company, and we have a far more refined software track and billing system than we did prior quarters, (v) we have consolidate banking to a master account with our primary bank (Investors Bank) by subsidiary and only have one independent subsidiary bank in TN for TN Botanicals which is managed for balances through Investors Bank, (vi) we have instituted a new procedure for any payables which requires double signatures to release any funds for any reason, (vii) we have changed merchant accounts to a single user to better tie out to bank balances and accounts receivable, and (viii) Pure Health Products, LLC, our production facility in Lacey WA in mid-November just received NSF Certification (National Sanitation Foundation), the highest certification possible which now allows us to bid and product products for major national retailers but also has the highest certification and maintenance program in the food supplement industry. NSF uses a sophisticated MARKOV software system to track ever incoming product and package, manage the formulation process and makes appropriate adjustments to every material and unit down to the gram.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock could be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We may not register or qualify our securities with any state agency pursuant to blue sky regulations.

The holders of our shares of common stock and persons who desire to purchase them in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. We currently do not intend to and may not be able to qualify securities for resale in states which require shares to be qualified before they can be resold by our shareholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. The Section 107 of the JOBS Act provides that we may elect to utilize the extended transition period for complying with new or revised accounting standards and such election is irrevocable if made. As such, we have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. Please refer to a discussion under “Risk Factors” of the effect on our financial statements of such election.

As an emerging growth company we are exempt from Section 404(b) of the Sarbanes Oxley Act. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Exchange, which require the shareholder approval of executive compensation and golden parachutes.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could face significant penalties for our failure to comply with the terms of our outstanding convertible notes.

Our various convertible notes contain positive and negative covenants and customary events of default including requiring us in many cases to timely file SEC reports. In the event we fail to timely file our SEC reports in the future, or any other events of defaults occur under the notes, we could face significant penalties and/or liquidated damages and/or the conversion price of such notes could be adjusted downward significantly, all of which could have a material adverse effect on our results of operations and financial condition, or cause any investment in the Company to decline in value or become worthless.

The issuance and sale of common stock upon conversion of our convertible notes may depress the market price of our common stock.

If sequential conversions of the convertible notes and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holders of the convertible notes will be entitled to receive an increasing number of shares in connection with conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the convertible notes are convertible into may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

We have established preferred stock which can be designated by the Company’s Board of Directors without shareholder approval.

The Company has 5,000,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the board of directors of the Company prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the board of directors. Because the board of directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company’s shareholders, shareholders of the Company will have no control over what designations and preferences the Company’s preferred stock will have. The issuance of shares of preferred stock or the rights associated therewith, could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us and/or give those holders the power to prevent or cause a change in control, even if that change in control might benefit our shareholders. As a result, the issuance of shares of preferred stock may cause the value of our securities to decrease.

Risks Related to our Business

Since we have a limited operating history in our industry, it is difficult for potential investors to evaluate our business.

Our short operating history in our industry may hinder our ability to successfully meet our objectives and makes it difficult for potential investors to evaluate our business or prospective operations. As an early stage company, we are subject to all the risks inherent in the financing, expenditures, operations, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

We expect to need substantial additional funding to pursue additional product development and launch and commercialize our products. There are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we may need to reduce, defer or cancel additional product development or overhead expenditures to the extent necessary. The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Any of these events could significantly harm our business, financial condition and prospects.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has expressed substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, generate more revenue. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel. If we lose their services or if they fail to perform in their current positions, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future. We do not have any key person insurance.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The health and wellness and hemp derivative industries are highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of hemp products, including validation procedures and regulatory matters. Moreover, some of these competitors may have patents or pending patent applications that our products infringe and for which we would need a license to become free to operate. In addition, our products compete with product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

We have substantial capital requirements that, if not met, may hinder our operations.

We anticipate that we will make substantial capital expenditures for research and product development work and acquisitions. If we cannot raise sufficient capital, we may have limited ability to expend the capital necessary to undertake or complete research and product development work and acquisitions. There can be no assurance that debt or equity financing will be available or sufficient to meet these requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations or prospects.

Current global financial conditions have been characterized by increased volatility which could negatively impact our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guaranty that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal, and other resources. Future growth would impose significant added responsibilities on members of management. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our company.

We may expend our limited resources to pursue a particular product and may fail to capitalize on products that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we have focused our efforts on particular products. As a result, we may forego or delay pursuit of opportunities with other products that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Any failure to improperly assess potential products could result in missed opportunities and/or our focus on products with low market potential, which would harm our business and financial condition.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have entered, and may continue to enter, into transactions with related parties for financing, corporate, business development and operational services, as detailed herein. Such transactions may not have been entered into on an arm’s-length basis, and we may have achieved more or less favorable terms because such transactions were entered into with our related parties. We rely, and will continue to rely, on our related parties to maintain these services. If the pricing for these services changes, or if our related parties cease to provide these services, including by terminating agreements with us, we may be unable to obtain replacements for these services on the same terms without disruption to our business. This could have a material effect on our business, results of operations and financial condition.

Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors, which could have a material adverse effect on our liquidity, results of operations and financial condition.

Any inability to protect our intellectual property rights could reduce the value of our technologies and brands, which could adversely affect our financial condition, results of operations and business.

Our business is dependent upon our trademarks, trade secrets and other intellectual property rights. There is a risk of certain valuable trade secrets being exposed to potential misappropriation. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. There is a risk that we may have insufficient resources to counter adequately such misappropriation or infringement through negotiation or the use of legal remedies. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations and business.

Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

Our entry into the rapidly growing CBD, CBN, CBG and delta-8 markets may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations, or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our technology significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

If we are unable to develop and maintain our brand and reputation for our product offerings, our business and prospects could be materially harmed.

Our business and prospects depend, in part, on developing and then maintaining and strengthening our brands and reputation in the markets we serve. If problems with our products or technologies cause customers to experience operational disruption or failure or delays, our brand and reputation could be diminished. If we fail to develop, promote and maintain our brand and reputation successfully, our business and prospects could be materially harmed.

If we or any of our suppliers or third-parties on which we rely for the development, manufacturing, marketing, or sale of our products fails to comply with regulatory requirements applicable to the development, manufacturing, marketing, and sale of our product candidates, regulatory agencies may take action against us or them, which could significantly harm our business.

Our product candidates, along with the development process, the manufacturing processes, labeling, advertising, and promotional activities for these products, are subject to continual requirements and review by the FDA and state and foreign regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer, and the manufacturing facilities to continual review and periodic inspections. We, our suppliers, third-parties on which we rely, and our and their respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of products (including applicable anti-kickback, fraud and abuse and other health care laws and regulations), required submissions of safety and other post-market information and reports, registration requirements, Clinical Good Manufacturing Practices (cGMP) regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Regulatory agencies may change existing requirements or adopt new requirements or policies. We, our suppliers, third-parties on which we rely, and our and their respective contractors, suppliers, and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.

Failure to comply with regulatory requirements may result in any of the following:

●	restrictions on our product candidates or manufacturing processes;
●	warning letters;
●	withdrawal of the products from the market;
●	voluntary or mandatory recall;
●	fines;
●	suspension or withdrawal of regulatory approvals;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	product seizure;
●	injunctions; or
●	imposition of civil or criminal penalties.

We could be subject to costly product liability claims related to our products.

Since most of our products are intended for human use, we face the risk that the use of our products may result in adverse side effects to people. We face even greater risks upon further commercialization of our products. An individual may bring a product liability claim against us alleging that one of our products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

●	the inability to commercialize our products;
●	decreased demand for our products;
●	regulatory investigations that could require costly recalls or product modifications;

●	loss of revenue;
●	substantial costs of litigation;
●	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;
●	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;
●	the diversion of management’s attention from our business; and
●	damage to our reputation and the reputation of our products.

Product liability claims may subject us to the foregoing and other risks, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

The Company could be subject to enforcement action by the FDA and certain state regulatory agencies for its products containing CBD or THC compounds.

In 2018, the federal Farm Bill removed hemp as a Schedule I drug under the Controlled Substances Act and hemp may now be grown as a commodity crop, with restrictions; however, the 2018 Farm Bill did not specifically legalize CBD. Until Congress promulgates rules and regulations relating to hemp derived cannabinoids, the “legal” status of such, or the processes the Company may have to implement (and at what expense), are still unknowns. A similar paradigm exists under various state laws with which the Company will have to comply. Further, the FDA currently considers the addition of CBD to food products, cosmetics or supplements to be illegal and also prohibits the advertisement of CBD products with health claims. In addition, the FTC under the Federal Trade Commission Act (“FTC Act”) requires that product advertising is truthful, substantiated and non-misleading. We believe that our advertising meets these guidelines; however, the FTC may bring a challenge at any time to evaluate our compliance with the FTC Act.

Further, the FDA has recently increased its review of and enforcement against CBD companies for violations of the Federal Food, Drug, and Cosmetic Act (“FCDA”), particularly with respect to the sale of food products containing CBD, claiming that CBD can treat medical conditions in humans or animals, promoting CBD products as dietary supplements, and adding CBD to human and animal foods. Should the Company become subject to enforcement action by the FDA, it could be forced to spend significant sums defending against such enforcement, pay significant fines and ultimately could be forced to stop offering some or all of its CBD products, which would materially, negatively affect the Company’s business and shareholders’ investments. The FDA can also subject individuals to criminal penalties, including fines and imprisonment, for violating certain provisions of the FDCA related to CBD products. In addition, notwithstanding the intense pressure on FDA to fast-track the CBD approval process, it is likely that the approval process for use of CBD or other cannabinoids in foods, cosmetics or supplements will take years and possible that it could never occur at all.

Due to the controversy over the cannabis plant within the United States, we face challenges getting our products into stores and into the hands of the end user.

The Company intends to release products that contain CBD derived from hemp that are legal within the U.S. However, it is possible we may face scrutiny and run into issues getting our products into stores due to hesitation by stores to carry any product at all affiliated with the cannabis plant, as well as federal, state and local regulations that may restrict our ability to sell cannabinoid products.

The Company’s production of Delta-8 THC and Delta-10 THC could subject it to enforcement action by certain federal and state regulatory agencies.

Delta-8 THC and delta-10 THC are cannabis compounds that can cause effects similar to delta-9 THC, the main compound in cannabis that causes psychoactive effects. Delta-8 THC and delta-10 THC can be extracted from either hemp or marijuana, but all of the Company’s delta-8 products are made with hemp containing no more than 0.3% THC. Because of the 2018 Farm Bill, hemp can be legally grown and used for extractions all over the United States. Notwithstanding the foregoing, the legality of hemp-derived delta-8 THC and delta-10 THC is in a gray area and varies from state-to-state, with some states allowing, some not addressing specifically, and others banning due to similarity to delta-9 THC. Although the federal legality of delta-8 THC and delta-10 THC is still unclear, the FDA has recently issued Warning Letters to five companies for selling products labeled as containing delta-8 tetrahydrocannabinol, noting that delta-8 THC has psychoactive and intoxicating effects and may be dangerous to consumers. The Warning Letters were primarily targeted at companies marketing the compound as unapproved treatments for various medical conditions or for other therapeutic uses, without adequate directions for use, or the addition of delta-8 THC in foods. Should the Company become subject to enforcement action by federal or state agencies, it could be forced to spend significant sums defending against such enforcement and ultimately could be forced to stop offering some or all of its delta-8 THC and/or delta-10 THC products and/or be subject to other civil or criminal sanctions, which would materially, negatively affect the Company’s business and shareholders’ investments.

The novel coronavirus disease of 2019 (“COVID-19”) has had, and continues to have, broad impacts on multiple sectors of the global economy, making it difficult to predict the extent of its impact on our business.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the foreseeable future. We have experienced negative impacts from COVID in the form of reduced sales, delayed operations, inability to effectuate certain business plans, supply chain issues and the like.

Our acquisitions may expose us to unknown liabilities.

Because we have acquired, and expect generally to acquire, all (or a majority of) the outstanding securities of certain of our acquisition targets, our investment in those companies are or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, our business could be materially affected. We may also experience issues relating to internal controls over financial reporting that could affect our ability to comply with the Sarbanes-Oxley Act, or that could affect our ability to comply with other applicable laws.

If we fail to comply with government laws and regulations it could have a materially adverse effect on our business.

Our industry is subject to extensive federal, state and local laws and regulations that are extremely complex and for which, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. We exercise care in structuring our operations to comply in all material respects with applicable laws to the extent possible. We will also take such laws into account when planning future operations and acquisitions. The laws, rules and regulations described above are complex and subject to interpretation. In the event of a determination that we are in violation of such laws, rules or regulations, or if further changes in the regulatory framework occur, any such determination or changes could have a material adverse effect on our business. There can be no assurance however that we will not be found in noncompliance in any particular situation.

Any failure to comply with all applicable federal and state anti-kickback laws may result in fines and other liabilities, which may adversely affect the Company’s results of operations and reputation.

The federal anti-kickback statute (the “AKS”) applies to Medicare, Medicaid and other state and federal programs. AKS prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase, or in return for recommending or arranging for the referral or purchase, of goods, including drugs, covered by the federal health care programs. At present, the Company does not participate in any federal programs and its products are not reimbursed by Medicare, Medicaid or any other state or federal program. The AKS is a criminal statute with criminal penalties, as well as potential civil and administrative penalties. The AKS, however, provides several statutory exceptions and regulatory “safe harbors” for particular types of transactions. Many states have similar fraud and abuse laws and their own anti-kickback laws, some of which can apply to all payors, and not just governmental payors. While the Company believes that it is in material compliance with both federal and state AKS laws, the AKS laws present different levels of risks as to two of the Company’s lines of business: (1) sale of the Company’s medical foods, and (2) sale of the Company’s medical devices.

At present, the Company’s products are not reimbursable under any federal program. If, however, that changes in the future and it were determined that the Company was not in compliance with the AKS, the Company could be subject to liability, and its operations could be curtailed, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, if the activities of its customers or other entity with which the Company has a business relationship were found to constitute a violation of the AKS and the Company, as a result of the provision of products or services to such customer or entity, were found to have knowingly participated in such activities, the Company could be subject to sanctions or liability under such laws, including civil and/or criminal penalties, as well as exclusion from government health programs. As a result of exclusion from government health programs, neither products nor services could be provided to any beneficiaries of any federal healthcare program.

We may not maintain sufficient insurance coverage for the risks associated with our business operations.

Risks associated with our business and operations include, but are not limited to, claims for wrongful acts committed by our officers, directors, and other representatives, the loss of intellectual property rights, the loss of key personnel, risks posed by natural disasters and risks of lawsuits from customers who are injured from or dissatisfied with our products. Any of these risks may result in significant losses. We cannot provide any assurance that our insurance coverage is sufficient to cover any losses that we may sustain, or that we will be able to successfully claim our losses under our insurance policies on a timely basis or at all. If we incur any loss not covered by our insurance policies, or the compensated amount is significantly less than our actual loss or is not timely paid, our business, financial condition and results of operations could be materially and adversely affected.

Our ability to service our indebtedness will depend on our ability to generate cash in the future.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash to fund our working capital requirements, capital expenditure, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.

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

We have consulted with attorneys and believe the Investors’ claims are meritless, factually inaccurate, and frivolous. We intend to vigorously defend ourselves against the aforementioned legal action and will likely bring counterclaims against the Investors.

Approximately November 24, 2021, a vendor of the Company filed amended suit against the Company in Florida, Case No. 2021 CA 001797, for monies allegedly owed and civil theft relating to such monies and related products and fraud in the inducement. We do not believe we owe such vendor any amount. The court has entered a default judgement against the Company for our failure to timely answer the complaint, which default has since been overturned. Subsequently the case has been set for interrogatories and document production which activities are being fulfilled.

On or about August 11, 2022, a Complaint was filed by Evexia Plus, LLC against Can B Corp. in a product payment trade dispute. Case Number 63-CV-2022-900692.00 in the Circuit Court of Tuscaloosa County, AL. On 1-26-2023 the court ordered a Summary Judgement in the amount of $336,924. The parties are trying to work out a payment schedule tied to production to satisfy the judgement.

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

Record Holders

As of April 10, 2023, there were 5,396,682 shares of common stock issued and outstanding and held by approximately 250 shareholders of record.

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

Recent Sales of Unregistered Securities

On February 24, 2022, the Company converted 15 Shares of Series A Preferred Stock to 33,345 shares of common stock.

From January 1, 2022 through December 31, 2022 the Company issued an aggregate of 51,282 shares of Common Stock under a Reg A-1 registration and an additional 1,270,616 shares of common stock to various consultants for service.

From January 1, 2022 through December 31, 2022 the Company issued an aggregate of 204,209 shares of Common Stock under various asset acquisition agreements.

From January 1, 2022 through December 31, 2022 the Company issued an aggregate of 10,150 shares of Common Stock under various note and related interest conversion agreements.

From January 1, 2022 through December 31, 2022 the Company issued an aggregate of 18,227 shares of Common Stock resulting from the exercise of warrants.

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

Results of Operations

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Revenues
Product sales	$5,524,036	$4,156,281	$1,367,755	32.9%
Service revenue	1,161,483	447,548	713,935	159.5%
Total revenues	6,685,519	4,603,829	2,081,690	45.2%
Cost of revenues	4,071,144	1,611,730	2,459,414	152.6%
Gross profit	2,614,375	2,992,099	(377,724)	-12.6%

Operating expenses	16,782,522	13,258,106	3,524,416	26.6%

Loss from operations	(14,168,147)	(10,266,007)	(3,902,140)	38.0%

Other (expense) income:
Other income	-	2,991	(2,991)	-100.0%
Change in fair value of warrant liability	154,010	-	154,010	NA
Gain on debt extinguishment	-	196,889	(196,889)	-100.0%
Interest expense	(902,130)	(2,102,193)	1,200,063	-57.1%
Other expense	(7,115)	-	(7,115)	NA
Other expense	(755,235)	(1,902,313)	1,147,078	-60.3%

Loss before provision for income taxes	(14,923,382)	(12,168,320)	(2,755,062)	22.6%

Provision for income taxes	793	1,075	(282)	-26.2%

Net loss	$(14,924,175)	$(12,169,395)	$(2,754,780)	22.6%

Year Ended December 31, 2022 compared with Year Ended December 31, 2021:

Revenues increased $2,081,690 from $4,603,829 in 2021 to $6,685,519 in 2022. The increase largely due to an increase in the Company’s Duramed division of approximately $1,785,000 in fiscal 2022 compared to fiscal 2021 due to increased surgical procedures and healthcare services which enabled the Company to continue to grow within the ultrasound device sales associated with patient recovery.

Compensation expenses increased $2,201,970 from $4,997,155 in 2021 to $7,199,125 primarily related to an increase in non-cash stock based compensation expense.

Consulting and professional fees increased $1,447,262 from $3,968,744 in 2021 to $5,416,006 in 2022. The 2022 expense amount includes legal, accounting, and other consulting fees and services incurred during the year ending December 31, 2022. The increase was related to an increase in legal fees and increase in consulting fees related to expansion of our durable medical device offerings as well as additional consulting fees related to formulation and development consulting related to hemp product development and other product enhancements.

Depreciation of property and equipment increased $914,405 from $593,656 in 2021 to $1,408,061 in 2022 related to the acquisition of property and equipment via asset purchases.

Other operating expenses increased $1,721,365 from 2021 to 2022 which is mainly due to bad debt expense of $313,228 and a loss on disposal of assets of $929,417.

Net loss increased $2,754,780 from $12,169,395 in 2021 to $14,924,175 in 2022. The loss is related to additional incurred costs to jump start the Company’s operations within Miami and Tennessee during the first quarter of 2022 and a decrease in the Company’s gross margin due to unforeseen integration issues within the Company’s operations in Miami and Tennessee.

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash and cash equivalents of $73,194 and negative working capital of $3,281,494. Cash and cash equivalents decreased $375,807 from $449,001 at December 31, 2021 to $73,194 at December 31, 2022. For the year ended December 31, 2022, $3,571,617 was provided by financing activities, and $3,947,424 was used in operating activities.

In March 2023, the Company completed the sale of a promissory note (the “Note”) in the principal amount of $1,823,529 and a warrant (the “Warrant”) to purchase 1,307,190 shares of Common Stock to an investor (the “Investor”) pursuant to a Securities Purchase Agreement dated as of February 27, 2023. The purchase price of the Note was $1,550,000, representing a 15% original issue discount. The Note is non-interest bearing, except in the case of the event of a default, in which case interest will accrue from the date of the default at a rate equal to the lower of 18% per annum or the maximum rate permitted by law.

The Note is payable in nine (9) monthly installments of $232,500 each, consisting of a $227,941 principal reduction payment and a $4,559 redemption fee, commencing on April 27, 2023. The Company’s obligations under the note are secured by a security interest in the Company’s deposit accounts and the deposit accounts of the Company’s subsidiaries. In addition, each the Company’s subsidiaries has agreed that if an event of default occurs under the Note, the subsidiary will pay to the Investor an amount equal to 10% of revenues received during the prior month from the sale of goods or services or collections of accounts receivable.

The Company may elect to pay all or a portion of a monthly installment due under the Note by converting such amount into shares of the Company’s common stock at a price of $4.00 per share, subject to adjustment in accordance with the terms of the Note. If the Company does not pay an installment when due it is deemed an election by the Company to convert the installment payment into common stock at a price equal to the lower of $4.00 per share or 90% of the lowest daily volume weighted average price of the common stock during the five trading days preceding the conversion date. The Investor may elect at any time to convert amounts payable under the Note into shares of the Company’s common stock at a conversion price of $4.00 per share, subject to adjustment in accordance with the terms of the Note.

Contemporaneous with the sale of the Note and Warrant to the Investor, Arena Special Opportunities Partners I, L.P. and Arena Special Opportunities Fund, L.P. (collectively, “Arena”), who hold promissory notes with an unpaid principal balance of approximately $3,877,000 which became due on April 30, 2022 (the “Arena Notes”), entered into a Forbearance Agreement with the Company pursuant to which they agreed to forbear from exercising remedies under the Arena Notes until December 31, 2024 provided that the Company does not default on its obligations under the Forbearance Agreement.

The Forbearance Agreement requires the Company and/or Company’s subsidiaries, Duramed, Inc. and Duramed MI, LLC (together the “Duramed Subsidiaries”) to remit to Arena on a monthly basis certain accounts receivable collected by the Company and/or the Duramed Subsidiaries until the total amount collected is $5,700,000. The Company and the Duramed Subsidiaries have assigned their rights to these receivables to Arena.

If Arena fully exercises warrants to purchase shares of the Company’s common stock that were previously issued to it, and the aggregate market value of the shares acquired is less than $1,500,000, the Company must pay to Arena an amount equal to such difference.

As a condition to the closing of the sale of the Note and Warrant to the Investor, certain terms of certain promissory notes previously issued by the Company were amended, including the following:

●	the maturity date of a promissory note in the principal amount of $62,500 was extended from June 6, 2023 to September 1, 2023; provided, however, that the holder can require full payment if the Company completes an offering of its common stock that results in an uplisting of its common stock to a national securities exchange;

●	in consideration of the Company repaying an aggregate of $200,000 under notes issued in March 2022, the holders of the notes agreed to extend the maturity dates of the notes until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that the holders of the notes can require the Company to apply to the repayment of the notes from 50% to 33%;

●	in consideration of an increase in the aggregate principal amount by $10,000 and an increase in the interest rate to 18% per annum, the holder of notes in the aggregate principal amount of $150,000 agreed to waive his right to require the Company to repay a $50,000 note upon the Company’s receipt of $1,500,000 of financing and extend maturity dates from November 18,2021 and January 22, 2023 to September 1, 2023;

●	in consideration of the Company’s agreement to provide a product credit for future orders of $50,000, the holder of a promissory note in the principal amount of $150,000 agreed to extend the maturity date from August 10,2022 to September 1, 2023;

●	the maturity date of a promissory note in the principal amount of $1,250,000 was extended from August 12, 2022 until the earlier of September 1, 2023 or the date that the Company completes an offering resulting in an uplisting of its common stock to the Nasdaq Capital Market;

●	in consideration of the repayment of a total of $232,500 under the notes, the holders of promissory notes in the aggregate principal amount of $435,000 issued in October and November 2022 that bore interest at 18% per annum and were past due agreed to exchange the notes for new notes that mature on September 1, 2023 and bear interest at 15% per annum; and

●	in consideration of an increase in the aggregate principal amount to $937,000, the holder of notes in the aggregate principal amount of $852,000 having maturity dates between August 24, 2022 and April 12, 2023 agreed to exchange the notes for a single note that matures on September 1, 2023.

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

Management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2022, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principle, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

Our board of directors is to be elected annually by our shareholders. The board of directors elects our executive officers annually. Our directors and executive officers as of March 31, 2023 are as follows:

Name	Age	Position
Marco Alfonsi	62	CEO, Director and Chairman since June 15, 2017
Stanley L. Teeple	74	CFO, Secretary and Director since October 1, 2018
Frederick Alger Boyer, Jr.	54	Independent Director appointed October 9, 2019
Ronald A. Silver	87	Independent Director appointed October 9, 2019
James F. Murphy	75	Independent Director appointed October 9, 2019
Pasquale Ferro	61	President of Pure Health Products

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2022, the following Reporting Persons did not meet all applicable Section 16(a) filing requirements: (i) Stanley Teeple, (ii) Phil Scala and (iii) Marco Alfonsi. Otherwise, we believe that the Reporting Persons met such filing requirements.

Item 11.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us during the fiscal years ended December 31, 2022 and 2021.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards (5)	Non-equity incentive plan comp.	Non-qualified deferred comp. earnings	All other comp.	Total
Marco Alfonsi (1)	2022	$25,962	$0	$500,100	$100,000	$0	$0	$0	$626,062
	2021	$107,142	$0	$2,512,500	$100,000	$0	$0	$0	$2,719,642
Stanley L. Teeple (2)	2022	$25,962	$0	$500,100	$100,000	$0	$0	$0	$626,062
	2021	$90,000	$0	$2,512,500	$100,000	$0	$0	$0	$2,702,500
Pasquale Ferro (3)	2022	$25,962	$0	$500,100	$100,000	$0	$0	$0	$626,062
	2021	$98,654	$0	$2,512,500	$100,000	$0	$0	$0	$2,711,154
Phil Scala (4)	2022	$15,000	$0	$61,6740	$100,000	$0	$0	$0	$176,674
	2021	$52,000	$0	$0	$0	$0	$0	$0	$52,000

(1) Pursuant to an employment agreement entered on or around May 14, 2015, Marco Alfonsi was entitled to receive compensation of $6,000 per month through September 31, 2017 when the contract expired. On or around October 3, 2017, the Company entered into a new employment agreement with Mr. Alfonsi whereby he was entitled to receive $10,000 per month for a period of three years. Mr. Alfonsi also received one share of Series A Preferred Stock upon his execution of the new agreement. In addition, on or around October 4, 2017, the Company authorized the issuance of an additional two shares of Series A Preferred Stock to Mr. Alfonsi in consideration for cancellation of approximately $120,000 of deferred income owed to Mr. Alfonsi. The Company entered into a new employment agreement dated October 21, 2018 Mr. Alfonsi, pursuant to which Mr. Alfonsi agreed to continue to serve as the Company’s Chief Executive Officer (“CEO”) and accept appointment as Chairman of the Board of Directors (“Chairman”) for an initial term of four (4) years. He is entitled to receive $15,000 per month and other compensation under the new agreement. On December 28, 2020, Marco Alfonsi signed a three year Employment Agreement. Under that agreement, he is to receive a i) base salary of fifteen thousand dollars ($15,000.00) per month, ii) is eligible to receive cash and or stock bonuses, iii) shall receive a stock bonus in accordance with the Company’s Incentive Stock Option Plan (“ISOP”) in an amount of one-hundred thousand dollars ($100,000) per year of the Agreement, iv) 200 shares of the Company’s Series C Preferred stock, and v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances. Actual salary compensation was paid for the 1st quarter of 2022 only.

(2) Pursuant to an employment agreement entered on or around October 15, 2018, Mr. Teeple serves as the Company’s Chief Financial Officer and Secretary for a term of 4 years. The Agreement also provided for compensation to Mr. Teeple of $15,000 cash per month and the issuance of 1 share of Series A Preferred Stock upon execution of the Agreement. The fair value of the Series A preferred share is $578,000 and has a conversion vesting (but not voting) period of four years. An additional three shares of Series A Preferred Stock were issued in April 2019 per a new employment Agreement. The fair value of the Series A Preferred share issued in April 2019 is $992,250 and has a conversion (but not voting) vesting period of three years. In 2020 and 2019, the amortized portion of Series A preferred shares is $469,301 and $372,667, respectively. On December 28, 2020, Stanley Teeple signed a new three-year Employment Agreement. Under that agreement, he is to receive a i) base salary of fifteen thousand dollars ($15,000.00) per month, ii) is eligible to receive cash and or stock bonuses, iii) shall receive a stock bonus in accordance with the Company’s ISOP in an amount of one-hundred thousand dollars ($100,000) per year of the Agreement, iv) 200 shares of the Company’s Series C Preferred stock, and v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances. Actual salary compensation was paid for the 1st quarter of 2022 only.

(3) On December 28, 2018, the Company executed an Executive Service Agreement (“Ferro Agreement”) with Pasquale Ferro. The Ferro Agreement provides that Mr. Ferro serves as the President of Pure Health Products, LLC for a term of 4 years. The Ferro Agreement also provides for compensation to Mr. Ferro of $15,000 cash per month and the issuance of 5 shares of Series A Preferred Stock upon execution of the Ferro Agreement. The fair value of the Series A preferred shares is $2,109,700 and has a conversion (but not voting) vesting period of four years. In 2019, the amortized portion of Series A preferred stock is $527,425. On December 28, 2020, Pasquale Ferro signed a three year Employment Agreement. Under that agreement, he is to receive a i) base salary of fifteen thousand dollars ($15,000.00) per month, ii) is eligible to receive cash and or stock bonuses, iii) shall receive a stock bonus in accordance with the Company’s ISOP in an amount of one-hundred thousand dollars ($100,000) per year of the Agreement, iv) 200 shares of the Company’s Series C Preferred stock, and v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances. Actual salary compensation was paid for the 1st quarter of 2022 only.

(4) On October 11, 2019, the Company executed an Executive Service Agreement (“Scala Agreement”) with Phil Scala. The Scala Agreement provided that Mr. Scala served as the Interim Chief Operating Officer for a term of 90 days. The Scala Agreement also provided for compensation to Mr. Scala of $2,500 cash per month. On January 1, 2020, Scala and the Company extended the engagement until March 31, 2020. On December 28, 2020, Phil Scala signed a three-year Employment Agreement. Under that agreement, he was to receive a i) base salary of fifty-two thousand dollars per year, ii) was eligible to receive cash and or stock bonuses, iii) a stock bonus in accordance with the Company’s ISOP in an amount of one-hundred thousand dollars ($100,000), iv) 20 shares of the Company’s Series C Preferred stock, and v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances. Actual salary compensation was paid for the 1st quarter of 2022 only. Mr. Scala resigned his position as an officer of the Company in March 2023.

As of December 31, 2022, there were Incentive Stock Option Awards issued to Marco Alfonsi, Pasquale Ferro, Stanley Teeple, and Phil Scala in the amount of $100,000 each. The Options were issued on December 29, 2020 under the ISO Plan, at a strike price of $.361 per share for 277,008 shares for each of the 4 persons named.

(5) The amounts reported in this column represent the grant date fair value of option awards granted during the years ended December 31, 2022 and 2021 in accordance with FASB ASC 718. The assumptions used in the calculation of these awards are discussed in Note 11 to the Consolidated Financial Statements included in this Report.

The table below summarizes all compensation awarded to, earned by, or paid to our non-interested directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2022.

Non-Interested Director Summary Compensation Table
Name and principal position	Year	Fees Earned or Paid in Cash	Stock awards (1)	Option awards (2)	Non-equity incentive plan comp.	Non-qualified deferred comp. earnings	All other com.	Total
Frederick A. Boyer	2022	$0	$100,020	$0	$0	$0	$0	$100,020
Director	2021	$0	$0	$0	$0	$0	$0	$0
Ronald Silver	2022	$0	$100,020	$0	$0	$0	$0	$100,020
Director	2021	$0	$0	$0	$0	$0	$0	$0
James F. Murphy	2022	$0	$100,020	$0	$0	$0	$0	$100,020
Director	2021	$0	$0	$0	$0	$0	$0	$0

1)	Each of the 3 non-interested independent directors was issued 20 Preferred C shares in 2022.
2)	As of December 31, 2022, Directors Boyer, Silver and Murphy each owned 10,000 options to exercise and purchase stock at $.30 at any time until 2023.

No director has received cash compensation for their directorship. We do have a compensation committee and compensation for our directors and officers is determined by our board of directors.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meetings. No additional compensation is paid for attendance in person or by telephone at board meetings.

The table below summarizes all outstanding equity awards for officers, as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End
Name and principal position	Grant Date	Grant Type	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Stanley Teeple – CFO	10/21/2018	Stock Options	667	0	$4.50	10/20/2023
Johnny Mack PhD – Ex COO	9/9/2019	Stock Options	1,778	0	$4.50	9/8/2024
Frederick A. Boyer – Director	10/15/2019	Stock Options	667	0	$4.50	10/14/2024
Ronald Silver – Director	10/15/2019	Stock Options	667	0	$4.50	10/14/2024
James F. Murphy – Director	10/15/2019	Stock Options	667	0	$4.50	10/14/2024

Ronald Silver – Director	12/9/2020	Stock Options	833	0	$7.50	12/9/2025

Stanley Teeple – CFO	12/29/2020	Stock Options	18,467	0	$5.42	12/29/2025

Pasquale Ferro – President	12/29/2020	Stock Options	18,467	0	$5.42	12/29/2025

Phil Scala – COO	12/29/2020	Stock Options	18,467	0	$5.42	12/29/2025

Marco Alfonsi – CEO	12/29/2020	Stock Options	18,467	0	$5.42	12/29/2025

Stanley Teeple – CFO	7/15/2021	Stock Options	19,608	0	$6.60	7/15/2026

Pasquale Ferro – President	7/15/2021	Stock Options	19,608	0	$6.60	7/15/2026

Marco Alfonsi – CEO	7/15/2021	Stock Options	19,608	0	$6.60	7/15/2026

Marco Alfonsi – CEO	4/26/2021	Stock Options	3,401	0	$7.50	4/26/2026

Marco Alfonsi – CEO	1/6/2022	Stock Options	19,753	0	$7.35	1/5/2027

Pasquale Ferro – President	1/6/2022	Stock Options	19,753	0	$7.35	1/5/2027

Phil Scala – COO	1/6/2022	Stock Options	19,753	0	$7.35	1/5/2027

Stanley Teeple – CFO	1/6/2022	Stock Options	19,753	0	$7.35	1/5/2027
Marco Alfonsi – CEO	8/28/2022	Stock Options	100,000	0	$3.00	8/27/2027

Pasquale Ferro – President	8/28/2022	Stock Options	100,000	0	$3.00	8/27/2027

Phil Scala – COO	8/28/2022	Stock Options	50,000	0	$3.00	8/27/2027

Stanley Teeple – CFO	8/28/2022	Stock Options	100,000	0	$3.00	8/27/2027

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of April 10, 2023, of our common stock, Series C Preferred Stock and Series D Preferred Stock by (i) each person known by us to be the beneficial own of more than five (5%) percent of the applicable class; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities.

Shares Beneficially Owned(1)
As of April 10, 2023

Name and Address of Beneficial Owner(2):	Common Stock		Percent of Class(3)	Series C Preferred Stock	Percent of Class(4)	Series D Preferred Stock	Percent of Class(5)	Percent of Total Voting Power
Marco Alfonsi, CEO and Director	1,000,512	(6)	16.6%	300	27.3%	1,250	31.3%	18.3%

Stanley L. Teeple, CFO and Director	981,946	(7)	16.3%	300	27.3%	1,250	31.3%	18.1%

Frederick A. Boyer, Director	8,668	(8)	0.16%	–	–	–	–	0.09%

Ronald Silver, Director	9,280	(9)	0.17%	–	–	–	–	0.09%

James F. Murphey, Director	8,668	(10)	0.16%	–	–	–	-	0.09%

All directors and executive officers as a group (5 persons)	2,009,074		30.1%	600	10.4%	2,500	62.5%	36.7%
Pasquale Ferro	990,884	(11)	16.4%	300	27.3%	1,250	31.3%	16.8%

Arena Special Opportunities Fund, L.P	592,976	(12)	9.9%	–	–	–	–	5.7%
Walleye Opportunities Master Fund LTD	592,976	(13)	9.9%					5.7%

(1)	Shares of common stock subject to stock options, warrants or convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2023 are deemed to be outstanding for computing the percentage ownership of the person holding such options, warrants or convertible securities and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Except as otherwise indicated, the address of each beneficial owner is c/o Can B Corp., 960 South Broadway, Suite 120, Hempstead, New York 11801.
(3)	Based on 5,396,682 shares of common stock issued and outstanding as of April 10, 2023.
(4)	Based on 1,100 shares of Series C Preferred Stock issued and outstanding as of April 10, 2023. Shares of Series C Preferred Stock entitle their holders to vote on an as converted basis (1,667 shares of common stock per share of Series C Preferred Stock).
(5)	Based on 4,000 shares of Series D Preferred Stock issued and outstanding as of April 10, 2023. Holders of Series D Preferred Stock are entitled to 667 votes per share.
(6)	Includes 142,672 shares of common stock issuable upon the exercise of options and 500,100 shares of common stock issuable upon the exercise of 300 shares of Series C Preferred Stock. Does not include 42,343 shares of common stock held by adult members of Mr. Alfonsi’s family.
(7)	Includes 139,361 shares of common stock issuable upon the exercise of options and 500,100 shares of common stock issuable upon the exercise of 300 shares of Series C Preferred Stock.
(8)	Includes 667 shares of common stock issuable upon the exercise of options.
(9)	Includes 1,500 shares of common stock issuable upon the exercise of options.
(10)	Includes 667 shares of common stock issuable upon the exercise of options.
(11)	Includes 139,361 shares of common stock issuable upon the exercise of options and 500,100 shares of common stock issuable upon exercise of 300 shares of Series C Preferred Stock.
(12)	Includes shares beneficially owned by the shareholder’s affiliates, Arena Investors, LP and Arena Special Opportunities Partners I, LP, and 542,391 shares issuable upon conversion of convertible securities and exercise of warrants that contain a 9.99% beneficial ownership limitation. The address of this shareholder is 405 Lexington Avenue, 59th Floor, New York, New York 10174.
(13)	Includes 492,976 shares of common stock issuable upon conversion of convertible notes and exercise of warrants that contain a 9.99% beneficial ownership limitation. The address of this shareholder is 2800 Niagara Lane North, Plymouth Minnesota 55447.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

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

Except as described herein (or within the section entitled Executive Compensation of this report), none of the following parties (each a “Related Party”) has, in our fiscal years ended 2022 and 2021, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	any of our directors or officers;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
●	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

LI Accounting Associates, LLC (“LIA”), an entity controlled by a relative of the Managing Member PHP, is a vendor of Can B̅ Corp. As of December 31, 2022, the Company had accounts payable due to LIA of $5,000. For the twelve months ended December 31, 2022, the Company had expenses to LIA of $17,100.

Pasquale Ferro, President of Pure Health Products LLC, manages the R&D and manufacturing of the Company products sold via other subsidiary companies. Mr. Ferro is also a substantial shareholder of the Company but receives no direct compensation from Can B, Corp. other than outlined in his Employment Agreement.

At December 31, 2022, the Company has amounts due to a director of the Company of approximately $295,245 which are expected to be repaid in the next twelve months.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by BF Borgers CPA PC, our independent registered public accounting firm during the fiscal years ended December 31, 2022 and December 31, 2021 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2022	December 31, 2021

Audit Fees	$197,300	$103,312
Audited Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description
2.1	Share Purchase Agreement with Prosperity Systems, Inc., dated January 5, 2015(2)
2.2	Membership Purchase Agreement with Pure Health Products(6)
2.3	Green Grow Stock Purchase Agreement(4)
2.4	Green Grow Modification Agreement(1)
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
4.1	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
4.2	Articles of Amendment designating Series B Preferred Stock rights(1)
4.3	Articles of Amendment designating Series C Preferred Stock rights(7)
4.4	Articles of Amendment designating Series D Preferred Stock rights(10)
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020(10)
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020(10)
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020(10)
10.4	Employment Agreement with Phil Scala dated December 29, 2020(10)
10.5	Commission Agreement with Andrew Holtmeyer(10)

10.6	Employment Agreement with Bradley Lebsock(10)
10.7	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.8	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.9	Arena Securities Purchase Agreement(10)
10.10	ASOF Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.11	ASOF Warrant to Purchase Common Stock(10)
10.12	ASOP Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.14	ASOP Warrant to Purchase Common Stock(10)
10.15	Arena Security Agreement(10)
10.16	Arena Intellectual Property Security Agreement(10)
10.17	Arena Registration Rights Agreement(10)
10.18	Arena Holding Escrow Agreement(10)
10.19	Arena Guaranty Agreement from Company Subsidiaries(10)
10.20	Amendment to 2020 ASOF Promissory Note(11)
10.21	Amendment to 2020 ASOP Promissory Note(11)
10.22	2021 Arena Securities Purchase Agreement(11)
10.23	2021 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.24	2021 ASOF Warrant to Purchase Common Stock(11)
10.25	2021 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.26	2021 ASOP Warrant to Purchase Common Stock(11)
10.27	2021 Arena Registration Rights Agreement(11)
10.28	2021 Addendum to Arena Security Agreement(11)
10.29	2021 Addendum to Arena Intellectual Property Security Agreement(11)
10.30	2021 Addendum to Arena Guaranty Agreement from Company Subsidiaries(11)
10.31	Asset Acquisition Agreement with Imbibe(10)
10.32	Equipment Acquisition Agreement with TWS(12)
10.33	Promissory Note to TWS(12)
10.34	Asset Purchase Agreement with MCB(12)
10.35	Commercial Lease with Makers Developments LLC(13)
10.36	Single-Tenant NNN Lease Agreement with CS2 Real Estate Holdings, LLC(13)
10.37	Commercial Lease with Red Road Business Park(13)

10.38	Asset Acquisition Agreement with various Sellers (Botanical Biotech)(10)
10.39	PrimeX Distribution Agreement
10.40	American Development Partners development agreement
10.41	Mast Hill Securities Purchase and Related Agreements(14)
10.42	Blue Lake Partners Securities Purchase and Related Agreements(14)
10.43	Fourth Man Securities Purchase and Related Agreements(16)
10.44	Extension and Amendment to Arena Transactional Documents(16)
10.45	Amended Placement Agent Agreement(18)
10.46	Alumni Capital Securities Purchase and Related Documents(19)
10.47	Arena Exchange Agreement(20)
10.48	Agreement with Forever Bradst(21)
10.49	Promissory Note Modification Agreement with TWS Pharma LLC
10.50	Walleye Securities Purchase Agreement
10.51	Walleye Promissory Note
10.52	Walleye Revenue Pledge and Security Agreement
10.53	Walleye Common Stock Purchase Warrant
10.54	Amendment to Walleye Common Stock Purchase Agreement
10.55	Walleye Registration Rights Agreement
10.56	Intercreditor Agreement among Can B Corp., Walleye and Arena
10.57	Arena Forbearance Agreement
10.58	Amendment No. 2 to Blue Lake Partners Promissory Note and Amendment to Securities Purchase Agreement, Consent and Waiver Agreement
10.59	Amendment No. 2 to Mast Hill Fund Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement
10.60	Amendment No. 2 to Fourth Man Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement
14.1	Code of Ethics(1)
21.1	List of Subsidiaries(10)
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part II, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part II, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.
(10)	Filed with the Annual Report on Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(11)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 21, 2021 and incorporated herein by reference.
(12)	Filed with the Current Report on Form 8-K filed with the SEC on August 17, 2021 and incorporated herein by reference.
(13)	Filed with the Current Report on Form 8-K filed with the SEC on September 1, 2021 and incorporated herein by reference.
(14)	Filed with the Current Report on Form 8-K filed with the SEC on March 31, 2022 and incorporated herein by reference.
(15)	Filed with the Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(16)	Filed with the Current Report on Form 8-K filed with the SEC on April 29, 2022 and incorporated herein by reference.
(17)	Filed with Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference.
(18)	Filed with Form S-1/A filed with the SEC on May 25, 2022 and incorporated herein by reference.
(19)	Filed with the Current Report on Form 8-K filed with the SEC on June 15, 2022 and incorporated herein by reference.
(20)	Filed with Form S-1/A filed with the SEC on May 25, 2022 and incorporated herein by reference.
(21)	Filed with the Current Report on Form 8-K filed with the SEC on July 25, 2022 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Can B̅ Corp.

Date: April 17, 2023	By:	/s/ Marco Alfonsi
	Name:	Marco Alfonsi
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: April 17, 2023	By:	/s/ Stanley L. Teeple
	Name:	Stanley L. Teeple
	Title:	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marco Alfonsi	Chief Executive Officer, Director and Chairman	April 17, 2023
Marco Alfonsi	(Principal Executive Officer)

/s/ Stanley L. Teeple	Secretary, CFO and Director	April 17, 2023
Stanley L. Teeple	(Principal Financial and Accounting Officer)

/s/ Frederick Alger Boyer Jr.	Independent Director	April 17, 2023
Frederick Alger Boyer Jr.

/s/ Ron Silver	Independent Director	April 17, 2023
Ron Silver

/s/ James Murphy	Independent Director	April 17, 2023
James Murphy

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Can B Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Can B Corp. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

April 17, 2023

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$73,194	$449,001
Accounts receivable, less allowance for doubtful accounts of $985,028 and $547,241 at December 31, 2022 and 2021, respectively	6,586,210	3,646,677
Inventory	2,024,053	2,553,438
Prepaid expenses and other current assets	21,024	4,523
Total current assets	8,704,481	6,653,639

Other assets:
Deposits	165,787	165,787
Intangible assets, net	107,144	369,015
Property and equipment, net	5,432,357	7,052,926
Right of use assets, net	1,136,883	2,220,134
Other noncurrent assets	13,139	13,139
Total other assets	6,855,310	9,821,001

Total assets	$15,559,791	$16,474,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,140,408	$1,163,284
Accrued expenses	181,700	2,407,528
Due to related party	295,243	218,273
Notes and loans payable, net	7,951,196	4,865,749
Warrant liabilities	203,043	-
Operating lease liability - current	652,172	808,223
Total current liabilities	12,423,762	9,463,057

Long-term liabilities:
Operating lease liability - noncurrent	438,104	1,392,068
Total long-term liabilities	438,104	1,392,068

Total liabilities	$12,861,866	$10,855,125

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, 5 shares and 20 shares issued and outstanding at December 31, 2022 and 2021, respectively	5,320,000	28,440,000
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 1,100 and 23 issued and outstanding at December 31, 2022 and 2021, respectfully	2,900,039	207,000
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 4,000 and 1,950 issued and outstanding at December 31, 2022 and 2021, respectfully	4	2
Common stock, no par value; 1,500,000,000 shares authorized, 4,422,584 and 2,834,755 issued and outstanding at December 31, 2022 and 2021, respectively	79,614,986	49,676,847
Common stock issuable, no par value; 36,248 and 0 shares at December 31, 2022 and 2021, respectively	119,586	-
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	8,006,822	5,635,003
Accumulated deficit	(92,690,834)	(77,766,659)
Total stockholders’ equity	2,697,925	5,619,515

Total liabilities and stockholders’ equity	$15,559,791	$16,474,640

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Year Ended
	December 31,
	2022	2021
Revenues
Product sales	$5,524,036	$4,156,281
Service revenue	1,161,483	447,548
Total revenues	6,685,519	4,603,829
Cost of revenues	4,071,144	1,611,730
Gross profit	2,614,375	2,992,099

Operating Expenses
Compensation	7,199,215	4,997,155
Consulting and professional fees	5,416,006	3,968,744
Rent and utilities	926,696	675,310
Other operating expenses	3,240,605	3,616,897
Total operating expenses	16,782,522	13,258,106

Loss from operations	(14,168,147)	(10,266,007)

Other (expense) income:
Other income	-	2,991
Change in fair value of warrant liability	154,010	-
Gain on debt extinguishment	-	196,889
Interest expense	(902,130)	(2,102,193)
Other expense	(7,115)	-
Other expense	(755,235)	(1,902,313)

Loss before provision for income taxes	(14,923,382)	(12,168,320)

Provision for income taxes	793	1,075

Net loss	$(14,924,175)	$(12,169,395)

Loss per share - basic and diluted	$(4.18)	$(9.06)
Weighted average shares outstanding - basic and diluted	3,570,087	1,343,219

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2022 and 2021

	Series A		Series B		Series C		Series D				Common			Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	20	$28,440,000	-	$-	623	$5,607,000	-	$-	369,639	$30,874,270	$-	36,248	$(572,678)	$2,724,689	$(65,597,264)	$1,476,017

Issuance of preferred stock	-	-	-	-	-	-	1,950	2	-	-	-	-	-	-	-	2

Conversion of Series C Preferred stock to common stock	-	-	-	-	(600)	(5,400,000)	-	-	1,000,000	5,400,000	-	-	-	-	-	-

Sale of common stock	-	-	-	-	-	-	-	-	814,336	6,555,453	-	-	-	-	-	6,555,453

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	77,017	537,748	-	-	-	-	-	537,748

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	157,115	2,657,048	-	-	-	-	-	2,657,048

Issuance of common stock for asset acquisitions	-	-	-	-	-	-	-	-	381,791	3,453,014	-	-	-	-	-	3,453,014

Issuance of common stock warrants and commitment shares in connection with convertible promissory note	-	-	-	-	-	-	-	-	-	-	-	-	-	515,276	-	515,276

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	34,857	199,314	-	-	-	-	-	199,314

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	2,395,038	-	2,395,038

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,169,395)	(12,169,395)

Balance, December 31, 2021	20	$28,440,000	0	$-	23	$207,000	1,950	$2	2,834,755	$49,676,847	$-	36,248	$(572,678)	$5,635,003	$(77,766,659)	$5,619,515

Conversion of Series A Preferred stock to Common stock	(15)	(23,120,000)	-	-	-	-	-	-	33,345	23,120,000	-	-	-	-	-	-

Issuance of preferred stock	-	-	-	-	-	-	2,050	2	-	-	-	-	-	-	-	2

Sale of common stock	-	-	-	-	-	-	-	-	51,282	500,000	-	-	-	-	-	500,000

Issuance of common stock in lieu of note interest repayments	-	-	-	-	-	-	-	-	10,150	73,078	-	-	-	-	-	73,078

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	1,270,616	4,370,256	119,586	-	-	-	-	4,489,842

Issuance of common stock for equipment	-	-	-	-	-	-	-	-	13,704	98,666	-	-	-	-	-	98,666

Issuance of common stock for asset acquisition	-	-	-	-	-	-	-	-	190,505	1,767,498	-	-	-	-	-	1,767,498

Issuance of common stock resulting from the exercise of warrants	-	-	-	-	-	-	-	-	18,227	8,641	-	-	-	-	-	8,641

Stock-based compensation	-	-	-	-	1,077	2,693,039	-	-	-	-	-	-	-	2,371,819	-	5,064,858

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,924,175)	(14,924,175)

Balance, December 31, 2022	5	$5,320,000	0	$-	1,100	$2,900,039	4,000	$4	4,422,584	$79,614,986	$119,586	36,248	$(572,678)	$8,006,822	$(92,690,834)	$2,697,925

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2022	2021
Operating activities:
Net loss	$(14,924,175)	$(12,169,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,064,860	2,395,038
Depreciation	1,408,061	493,656
Amortization of intangible assets	26,906	48,689
Amortization of original-issue-discounts	444,920	1,640,242
Bad debt expense	751,025	61,393
Impairment of intangible assets	252,462	-
Loss on sale of property and equipment	309,000	-
Change in fair value of warrant liability	(154,010)	-
Gain on debt extinguishment	-	(196,889)
Stock-based interest expense	73,078	199,314
Stock-based consulting expense	4,489,842	2,657,048
Changes in operating assets and liabilities:
Accounts receivable	(3,690,558)	(1,705,006)
Inventory	529,385	(2,208,484)
Prepaid expenses	(14,327)	8,476
Deposits	-	(144,500)
Other noncurrent assets	-	7,176
Operating lease right-of-use asset	(26,764)	(20,667)
Accounts payable	1,988,699	1,009,644
Accrued expenses	(475,828)	457,033
Net cash used in operating activities	(3,947,424)	(7,467,232)

Investing activities:
Purchase of property and equipment	-	(538,763)
Purchase of intangible assets	-	(177,530)
Net cash used in investing activities	-	(716,293)

Financing activities:
Net proceeds received from notes and loans payable	3,449,853	1,625,000
Proceeds from issuance of Series D Preferred Stock	-	2
Proceeds from sale of common stock	500,000	6,555,453
Repayments of notes and loans payable	(377,500)	(224,000)
Deferred financing costs	(77,706)	-
Amounts received from related parties, net	76,970	218,273
Net cash provided by financing activities	3,571,617	8,174,728

Decrease in cash and cash equivalents	(375,807)	(8,797)
Cash and cash equivalents, beginning of period	449,001	457,798
Cash and cash equivalents, end of period	$73,194	$449,001

Supplemental Cash Flow Information:
Income taxes paid	$1,075	$1,075
Interest paid	$83,147	$4,000
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayment of notes payable	$-	$537,748
Issuance of common stock in asset acquisitions	$1,767,498	$3,453,014
Assets acquired through common stock payable		$1,750,000
Assets acquired through issuance of promissory note		$1,250,000
Debt discount associated with warrant liability	$357,049	$-
Issuance of common stock resulting from the exercise of warrants	$8,641	$-
Issuance of common stock warrants and commitment shares in connection with convertible promissory note	$-	$515,276

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (the “Company”, “we”, “us”, “our”, “CANB”, “Can B̅” or “Registrant”).

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”); however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third-parties looking to incorporate such compounds into their products through its wholly owned subsidiaries, Botanical Biotech, LLC (incorporated March 10, 2021), TN Botanicals, LLC and CO Botanicals LLC (both incorporated in August 2021). These three subsidiaries have also begun synthesizing Delta-8 and Delta-10 from hemp. Delta-8 and Delta-10 can produce similar, though less potent, effects as delta-9 (commonly referred to as THC); however, the legality of hemp derived Delta-8 and Delta-10 are in a gray area and considered a potential loophole at this point due to the 2018 hemp bill. The Company’s other subsidiaries did not have operations during the year ended December 31, 2022.

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

Note 2 – Going Concern

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of December 31, 2022, the Company had cash and cash equivalents of $73,194 and negative working capital of $3,281,494. For the years ended December 31, 2022 and 2021, the Company had incurred losses of $14,924,175 and $12,169,395, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

December 31, 2022 and 2021

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

December 31, 2022 and 2021

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

Service revenue consists of hemp processing services provided by the Company to other hemp related entities. Services revenues are recorded when services are rendered.

Freight billed to customers is included within sales on the consolidated statement of operations. The related freight charged to the Company is included within cost of revenues. Sales tax collected from customers is remitted to governmental authorities on a net basis.

Cost of Revenues

The cost of revenues is the total cost incurred to obtain a sale, the cost of the goods sold, and costs related to the processing of hem for outside parties. The Company’s policy is to recognize it in the same manner as, and in conjunction with, revenue recognition. Cost of revenues primarily consist of the costs directly attributable to revenue recognized and includes expenses related to the production, packaging and labeling of our CBD products and durable medical goods.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Cash, cash equivalents and restricted cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts receivables, net

Trade receivables arise from granting credit to customers in the normal course of business, are unsecured and are presented net of an allowance for doubtful accounts. The allowance is based on a number of factors, including the length of time the receivable is past due, the Company’s previous loss history, the customer’s current ability to pay, and the general condition of the economy and industry as a whole. Depending on the customer, payment is due between 30 and 60 days after the customer receives an invoice. Certain receivables related to durable medical devices can have collection periods of 18 to 24 months due to the inherent nature of no-fault insurance claims. The Company has taken this into consideration when assessing receivables related to durable medical devices. Other accounts that are more than 45 days past due are individually analyzed for collectability. When all collection efforts have been exhausted, the accounts are written off. Historically, the Company has not suffered significant losses with respect to its trade receivables.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Leases

The Company determines if an arrangement is or contains a lease at contract inception. In arrangements that involve an identified asset, there is also judgment in evaluating if we have the right to direct the use of that asset.

The Company does not have any finance leases. Operating leases are recorded in our consolidated balance sheets. Right-of-use (“ROU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. As of December 31, 2022, our leases had remaining lease terms of up to 3 years, some of which included options to extend the lease for up to 14 years and options to terminate the lease within 1 year. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component.

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

December 31, 2022 and 2021

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

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company, in financial institutions, may exceed the federally insured limit of $250,000 at certain times. At December 31, 2021, cash balances held with a financial institution exceeded the federally insured limit. There were no cash and cash equivalents which exceeded federally insured limits as of December 31, 2022.

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

December 31, 2022 and 2021

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU No. 2021-04”), which provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. Under ASU 2021-04, an entity is required to treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option, that remains equity classified, as an exchange of the original instrument for a new instrument. ASU 2021-04 also provides guidance on the measurement of the effect of a modification or exchange and requires entities to recognize the effect of any such modification or exchange on the basis of the substance of the transaction.

ASU No. 2021-04 was effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities were required to apply the amendments prospectively to modifications or exchanges that occurred on or after the effective date. ASU No. 2021-04 was effective for the Company on January 1, 2022. The adoption did not materially impact the Company’s financial condition or results as the Company’s treatment of such modifications were already consistent with the guidance in ASU 2021-04.

Recently issued accounting standards

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of changes in equity, statements of operations and statements of cash flows.

Note 4 – Fair Value Measurements

The carrying value and fair value of the Company’s financial instruments are as follows:

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$203,043	$203,043

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$—	$—

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of	December 31, 2022	December 31, 2021
Stock price	$1.30	N/A
Exercise price	$6.04	N/A
Remaining term (in years)	0.46	N/A
Volatility	159.00%	N/A
Risk-free rate	3.99%	N/A
Expected dividend yield	—%	—

The warrant liabilities will be remeasured at each reporting period with changes in fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the warrant liabilities was as follows:

Warrant liabilities
Estimated fair value at December 31, 2021	$-
Issuance of warrant liabilities	357,053
Change in fair value	(154,010)
Estimated fair value at December 31, 2022	$203,043

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

In conjunction with the BB asset acquisition, the Company entered into consulting agreements with two sellers to coordinate the new start-up. All consideration was related to the acquisition of equipment and supplies. No liabilities were acquired.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

CO Botanicals Asset Acquisition

On August 12, 2021, The Company and CO Botanicals LLC (“COB”), a newly-formed, wholly-owned subsidiary of the Company entered into an Equipment Acquisition Agreement (the “TWS Agreement”) with TWS Pharma, LLC,

(“TWS Pharma”) and L7 TWS Pharma, LLC (“L7 TWS” and, collectively with TWS Pharma, “TWS”). Pursuant to the TWS Agreement, COB agreed to purchase certain equipment and other assets from TWS (the “TWS Assets”) for a total purchase price equal to $5,316,774, with $1,250,000 payable via a 12-month promissory note issued by the Company to TWS Pharma with 6% simple interest and monthly payments of $100,000 due per month (the “TWS Note”), and $4,066,774 payable in shares of the Company’s common stock valued at $0.62 per share (the “TWS Shares”); provided, however, that $1,750,000 of the TWS Shares will be withheld in escrow for a period of ninety (90) days from the closing date, which will be deducted from the purchase price should the Company discover any defects or misrepresentations. The first $500,000 of payments of the TWS Note will be secured by 1,000,000 shares of the Company’s common stock to be held in escrow. During the year ending December 31, 2022, the $1,750,000 of shares held in escrow were released and issued.

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

Imbibe Health Solutions Asset Acquisition

On February 22, 2021, Can B̅ Corp. (the “Company”) entered into a material definitive agreement (“Acquisition Agreement”) with Imbibe Health Solutions, LLC, a Delaware limited liability company (“Imbibe”), pursuant to which Imbibe agreed to sell certain of its assets to the Company. The assets to be purchased (“Assets”) include the intellectual property rights and other intangible assets relating to its branded products containing CBD. In exchange for the Assets, the Company has agreed to pay Imbibe $102,501 in the form of shares of common stock of the Company (with standard restricted legend, the “Shares”) at a price per share equal to the average price of the common stock of the Company during the ten (10) consecutive trading days immediately preceding the closing. The transaction finalized and $102,502 worth of shares were issued on November 7, 2021 and the remaining balance of $17,498 of shares were issued during the year ended December 31, 2022.

Note 6 – Inventories

Inventories consist of hemp biomass that is received in bulk. The CBD biomass is initially processed by extraction into winterized crude oil. The winterized crude oil is then processed into distillate and then into CBD isolate. These three processes are continuous as raw materials are converted from biomass to isolate in back-to-back operations so work in process is just a matter of hours in the processing cycle from biomass to CBD isolate. The isolate is then sold at wholesale or further processed into isomers. Inventories consistent of the following:

	December 31,	December 31,
	2022	2021
Raw materials	$829,844	$818,042
Finished goods	1,194,209	1,735,396
Total	$2,024,053	$2,553,438

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 7 – Property and Equipment

Property and equipment consist of:

	December 31,	December 31,
	2022	2021
Furniture and fixtures	$21,724	$21,727
Office equipment	12,378	12,378
Manufacturing equipment	6,766,208	7,018,522
Medical equipment	776,396	776,396
Leasehold improvements	26,902	26,902
Total	7,603,608	7,855,922
Accumulated depreciation	(2,171,251)	(802,996)
Net	$5,432,357	$7,052,926

Depreciation expense related to property and equipment was $1,408,061 and $493,656 for the years ending December 31, 2022 and 2021, respectively.

Note 8 –Intangible Assets

Intangible assets consist of:

	December 31,	December 31,
	2022	2021
Technology, IP and patents	$119,998	$418,003
Total	119,998	418,003
Accumulated amortization	(12,854)	(48,998)
	$107,144	$369,015

Amortization expense, related to technology, IP, and patents was $26,906 and $48,689 for the years ended December 31, 2022 and 2021, respectively.

Amortization expense for each of the next five years ending and thereafter is estimated to be as follows:

Years ending December 31,
2023	$12,000
2024	12,000
2025	12,000
2026	12,000
2027	12,000
Thereafter	47,144
$107,144

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 9 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The principal balance of the note is $2,675,239 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 228,419 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 228,419 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. The principal balance outstanding at December 31, 2022 was $2,400,997.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 8,755 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 8,755 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. The principal balance outstanding at December 31, 2022 was $87,773.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The principal balance of the note is $1,193,135 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 101,978 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 101,978 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. The principal balance outstanding at December 31, 2022 was $1,073,250.

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The principal balance of the note is $306,865 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 26,228 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 26,228 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. The principal balance outstanding at December 31, 2022 was $276,750.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

On January 1, 2022, the Company entered into a convertible promissory note (“Empire Note”) with Empire Properties, LLC (“Empire”). The principal balance of the note is $52,319 and it is to be utilized for working capital purposes. The note matured on December 31, 2022 or due on demand subsequently to any major funding received by the Company in excess of $5,000,000 and all principal, accrued and unpaid interest is due at maturity at a rate of 8% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at December 31, 2022 was $52,319.

In February 2022, the Company entered into a convertible promissory note (“Tysadco Note”) with Tysadco Partners, LLC (“Tysadco”). The principal balance of the note is $450,000 and it is to be utilized for working capital purposes. The note matured on July 25, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at December 31, 2022 was $450,000. This note has been extended an additional 6 months by mutual consent for the additional consideration of issuance of twenty thousand shares of common stock.

In March 2022, the Company entered into a convertible promissory note (“BL Note”) with Blue Lake Partners, LLC (“BL”). The principal balance of the note is $250,000 and it is to be utilized for working capital purposes. The note matured on March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the BL Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to BL are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the BL Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at December 31, 2022 was $250,000.

In March 2022, the Company entered into a convertible promissory note (“MH Note”) with Mast Hill Fund, LP (“MH”). The principal balance of the note is $350,000 and it is to be utilized for working capital purposes. The note matured on March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the MH Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to MH are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the MH Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at December 31, 2022 was $350,000.

In April 2022, the Company entered into a convertible promissory note (“FM Note”) with Fourth Man, LLC (“FM”). The principal balance of the note is $150,000 and it is to be utilized for working capital purposes. The note matures on April 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the FM Note was issued with 23,437 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 23,437 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to FM are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the FM Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at December 31, 2022 was $150,000.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

In June 2022, the Company entered into a convertible promissory note (“Alumni Note”) with Alumni Capital, LP (“Alumni”). The principal balance of the note is $62,500 and it is to be utilized for working capital purposes. The note matured on June 6, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the Alumni Note was issued with 9,766 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 9,766 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to Alumni are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the Alumni Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at December 31, 2022 was $62,500.

In June 2022, the Company entered into a convertible promissory note (“Tysadco Note II”) with Tysadco Partners, LLC. The principal balance of the note is $75,000 and it is to be utilized for working capital purposes. The note matured on December 7, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. The Tysadco Note II is convertible into common stock of the Company at any time prior to the maturity date at a conversion price of the lesser of $7.50 and 75% of the lowest daily volume weighted average price (“VWAP”) over the previous ten trading days prior to conversion. The principal balance outstanding at December 31, 2022 was $75,000.

In August 2022, the Company entered into a convertible promissory note (“WN”) with Walleye Opportunities Master Fund Ltd. (“WOMF”). The principal balance of the note is $385,000 and it is to be utilized for working capital purposes. The note matures on August 30, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the WN Note was issued with 71,296 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 71,296 shares of the Company’s common stock at an exercise price of $5.40 per share. The common stock purchase warrants issued to WOMF are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the WN with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at December 31, 2022 was $385,000.

In August 2022, the Company entered into a convertible promissory note (“Tysadco Note III”) with Tysadco. The principal balance of the note is $110,000 and it is to be utilized for working capital purposes. The note matured on February 12, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at December 31, 2022 was $110,000.

In September 2022, the Company entered into a convertible promissory note (“Tysadco Note IV”) with Tysadco. The principal balance of the note is $65,000 and it is to be utilized for working capital purposes. The note matured on March 19, 2023, and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at December 31, 2022 was $65,000.

In October 2022, the Company entered into a convertible promissory note (“Tysadco Note V”) with Tysadco. The principal balance of the note is $50,000 and it is to be utilized for working capital purposes. The note matured on March 19, 2023, and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at December 31, 2022 was $50,000.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6% (See Note 5). As of December 31, 2022, the total amount outstanding was $1,050,000.

Other Loans

On November 18, 2021, the Company entered into a $100,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 10% per annum and is due within twelve months or due on demand subsequently to any major funding received by the Company in excess of $3,000,000. As of December 31, 2022 the total amount outstanding was $100,000.

During the year ended December 31, 2022, the Company entered into various agreements relating to the sales of future receivables for an aggregate purchase amount of approximately $450,000. The aggregate principal amounts are payable in weekly installments ranging from $2,917 through $453 until such time the obligations are fully satisfied. As of December 31, 2022, the total amounts outstanding were approximately $65,000.

On February 11, 2022, the Company entered into a $175,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within six months or due on demand subsequently to any major funding received by the Company in excess of $2,000,000. As of December 31, 2022 the total amount outstanding was $175,000.

On August 18, 2022, the Company entered into a $250,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within three months or due on demand subsequently to any major funding received by the Company in excess of $1,000,000. As of December 31, 2022 the total amount outstanding was $250,000.

On October 14, 2022, the Company entered into a $115,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of December 31, 2022 the total amount outstanding was $115,000.

On October 14, 2022, the Company entered into a $230,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of December 31, 2022 the total amount outstanding was $230,000.

On November 17, 2022, the Company entered into a $200,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on December 17, 2022. As of December 31, 2022 the total amount outstanding was $200,000.

Note 10 – Stockholders’ Equity

Preferred Stock

Each share of Series A Preferred Stock is convertible into 218 shares of CANB common stock and is entitled to 4,444 votes. All Preferred Shares shall rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and shall rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. In the event of a Liquidation Event, whether voluntary or involuntary, each holder may elect (i) to receive, in preference to the holders of Common Stock, a one-time liquidation preference on a per-share amount equal to the per-share value of preferred shares on the issuance date, as recorded in the Company’s financial records, or (ii) to participate pari passu with the Common Stock on an as-converted basis. Subject to any adjustments, the Series A holders shall be entitled to receive such dividends paid and distributions made to the holders of shares of Common Stock on an as converted basis. During the year ended December 31, 2022, the Company converted 15 shares of Series A preferred stock to 33,345 shares of common stock.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Each share of Series C Preferred Stock has preference to payment of dividends, if and when declared by the Company, compared to shares of our common stock. Each Preferred Series C share is convertible into 1,667 shares of common stock. The shares of Series C Preferred Stock have voting rights as if fully converted. During the year ended December 31, 2022 the Company issued 1,077 shares of Series C preferred stock.

Each share of Series D Preferred Stock has 667 shares of voting rights only pari passu to common shares voting with no conversion rights and no equity participation. The Company can redeem Series D Preferred Stock at any time for par value.

On February 8, 2021, the Company’s Board of Directors approved the designation of the Series D Preferred Shares and the number of shares constituting such series, and the rights, powers, preferences, privileges and restrictions relating to such series. On March 27, 2021, the Company filed an amendment to its articles of incorporation to authorize 4,000 shares of a new Series D Preferred Stock with a par value of $0.001 each. All Series D Preferred Shares shall rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and shall rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. Each Series D Preferred Share shall have voting rights equal to 667 shares of Common Stock, adjustable at any recapitalization of the Company’s stock. In the event of a liquidation event, whether voluntary or involuntary, each holder shall have a liquidation preference on a per-share amount equal to the par value of such holder’s Series D Preferred Shares. The holders shall not be entitled to receive distributions made or dividends paid to the Company’s other stockholders. Except as otherwise required by law, for as long as any Series D Preferred Shares remain outstanding, the Company shall have the option to redeem any outstanding share of Series D Preferred Shares at any time for a purchase price of par value per share of Series D Preferred Shares (“Price per Share”). Should the Company desire to purchase Series D Preferred Shares, the Company shall provide the Holder with written notice and a check or cash in an amount equal to the number of shares of Series D Preferred Shares being purchased multiplied by the Price per Share. The shares of Series D Preferred Shares so purchased shall be deemed automatically cancelled and the Holder shall return the certificates for such share to the Corporation. During the year ended December 31, 2022 the Company issued 2,050 shares of Series D preferred stock.

Common Stock

For the year ended December 31, 2022, the Company issued an aggregate of 51,282 shares of Common Stock under its Offering Statement on Form 1-A (File No. 024-11233) (the “Regulation A Offering”).

In addition, for the year ended December 31, 2022, the Company issued an aggregate of 190,505, 13,704, 1,270,616, 18,227, and 10,150 of Common Stock for asset acquisitions, property and equipment, services rendered, exercise of warrants, and in lieu of interest repayments, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 11 – Stock Options

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

	December 31, 2022	December 31, 2021
Per share fair value at grant date	$3.51	$8.02
Risk free interest rate	3.00	1.02
Expected volatility	226%	201%
Dividend yield	0%	0%
Expected life in years	5	5

A summary of stock options activity for the year ended December 31, 2022 and 2021 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2021	79,147	$5.37	3.92
Granted	298,507	$6.30	4.61
Outstanding, December 31, 2021	377,654	$6.11	3.97
Granted	679,012	$2.86	4.02
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and exercisable, December 31, 2022	1,056,666	$4.02	3.82

At December 31, 2022 all stock options are no intrinsic value.

As of December 31, 2022, there was no unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the share option plan. The Company recognized $2,371,819 of stock-based compensation expense during the year ended December 31, 2022.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 12 – Income Taxes

The provision for income taxes consisted of the following:

	December 31,	December 31,
	2022	2021
State franchise tax	$793	$1,075

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

The difference in the provision for income taxes and the amount computed by applying the statutory federal income tax rates consists of the following:

	December 31,	December 31,
	2022	2021
Expected income tax benefit	$(3,042,141)	$(2,034,215)
State franchise tax	793	1,075
Non-deductible stock-based compensation	942,867	252,205
Non-deductible stock-based interest	15,346	41,856
Increase in deferred income tax assets valuation allowance	2,083,928	1,740,154
Provision for income taxes	$793	$1,075

Principal components of the Company’s deferred tax assets as of December 31, 2022 and December 31, 2021 were as follows:

	December 31,	December 31,
	2022	2021
Net operating loss carryforward	$(5,755,437)	$(3,671,509)
Valuation allowance	5,755,437	3,671,509
Net	$-	$-

At December 31, 2022, the Company had net operating loss carryforwards of approximately $27,407,000 that begin to expire in 2025.

The Company files a federal income tax return and separate income tax returns in various states. For federal and certain states, the 2019 through 2022 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of December 31, 2022 and 2021, the Company recognized a full valuation allowance against its net deferred tax assets, pursuant to ASC 740, as of December 31, 2022. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of December 31, 2022 or December 31, 2021.

Note 13 – Related Party Transactions

For the years ended December 31, 2022 and 2021, the Company paid fees to a service provider that is a relative of a director for professional services in the amount of $17,100 and $28,100, respectively.

At December 31, 2022, the Company has amounts due to directors of the Company of approximately $295,243 which are expected to be repaid in the next twelve months.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Consulting Agreements

On July 15, 2020, we engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement (the “Advisory Agreement”). Pursuant to the Advisory Agreement, we agreed to pay the Consulting Firm a restricted common stock monthly fee of $5,000 per month for the initial 3 months., $6,250 per month for months 4-6., $7,500 per month for month 7 and after. At CANB’s option, the monthly fee may be payable in part or in whole in cash. Monthly Fee, such amount shall be paid via issuance of restricted common shares of the Company. The shares are to be issued in the name of Tysadco Partners. The number of common shares earned each month shall be calculated and issued on a quarterly basis prior to each 90-day period and based on the value at the closing price on the last day of the preceding period. All common shares earned by the Consultant pursuant to this Agreement shall be issued by CANB on a quarterly basis.

Lease Agreements

The Company leases office space in numerous medical facilities offices under month-to-month agreements. The Company determines if a contract contains a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate to determine the present value of lease payments, as the implicit rate is not readily determinable. The ROU asset also includes any lease payments made. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Rent expense for the years ended December 31, 2022 and 2021 was $768,829 and $614,779, respectively.

At December 31, 2022, the total future minimum lease payments were as follows:

2023	$740,852
2024	469,818
Total future minimum lease payments	$1,210,670
Less: Interest	(120,394)
Total present value of lease liabilities	$1,090,276

As of December 31, 2022, the Company had a weighted average remaining lease term of 1.3 years and a weighted average discount rate of 8.92%.

Note 15 – Subsequent Events

Issuance of OID Note and Warrant

On March 2, 2023, the Company completed the sale of a promissory note (the “Note”) in the principal amount of $1,823,529 to an investor (the “Investor”) pursuant to a Securities Purchase Agreement dated as of February 27, 2023. The purchase price of the Note was $1,550,000, representing a 15% original issue discount. The Note is non-interest bearing, except in the case of the event of a default, in which case interest will accrue from the date of the default at a rate equal to the lower of 18% per annum or the maximum rate permitted by law.

The Note is payable in nine (9) monthly installments of $232,500 each, consisting of a $227,941 principal reduction payment and a $4,559 redemption fee, commencing on April 27, 2023. The Company’s obligations under the note are secured by a security interest in the Company’s deposit accounts and the deposit accounts of the Company’s subsidiaries. In addition, each the Company’s subsidiaries has agreed that if an event of default occurs under the Note, the subsidiary will pay to the Investor an amount equal to 10% of revenues received during the prior month from the sale of goods or services or collections of accounts receivable.

The Note requires the Company to use reasonable commercial efforts to complete an offering which will result in an uplisting of its common stock to a national securities exchange within a reasonable time following the issuance of the Note. The Note contains certain negative covenants, including a prohibition on the incurrence of debt that is senior or pari passu to the indebtedness represented by the Note, the creation of liens on the Company’s assets, the payment of dividends and other distributions on the Company’s common stock, the repurchase of the Company’s common stock, the sale of a significant portion of the Company’s assets and the repayment of indebtedness other than existing indebtedness.

The Company may elect to pay all or a portion of a monthly installment due under the Note by converting such amount into shares of the Company’s common stock at a price of $4.00 per share, subject to adjustment in accordance with the terms of the Note. If the Company does not pay an installment when due it is deemed an election by the Company to convert the installment payment into common stock at a price equal to the lower of $4.00 per share or 90% of the lowest daily volume weighted average price of the common stock during the five trading days preceding the conversion date. The Investor may elect at any time to convert amounts payable under the Note into shares of the Company’s common stock at a conversion price of $4.00 per share, subject to adjustment in accordance with the terms of the Note.

If the Company receives cash proceeds from any source, including payments from customers or from the issuance of equity or debt, the Investor can require the Company to apply 100% of such proceeds to the repayment of the Note.

If the Company completes a placement of securities, the Investor will have the right to accept such new securities in lieu of the Note and Warrant. For so long as the Note is outstanding, if the Company issues a security or amends the terms of a security issued before the issue date of the Note, and the Investor believes that terms of the new or amended security are more favorable to the holder than the terms provided to the Investor, the Investor may require that such terms become part of Investor’s transaction documents with the Company.

In the event of a default under the Note, the Company shall be required to pay the Investor an amount equal to the amount determined by multiplying the principal amount then outstanding plus default interest by 135%, plus costs of collection. The Investor may elect to accept payment of any such amount in cash and/or shares of the Company’s common stock, valued for this purpose at the lower of the conversion price then in effect or a 60% discount to the lowest volume weighted average price of the common stock during the five trading days preceding the conversion date.

The Investor has been granted a right of first refusal to participate in future financing transactions conducted by the Company.

As additional consideration for the purchase of the Note, the Company issued the Investor a warrant (the “Warrant”) to purchase 1,307,190 shares of the Company’s common stock at an exercise price equal to 90% of the lowest volume weighted average price of the common stock during the five trading days preceding the date of exercise. The Warrant contains a cashless exercise provision and is exercisable at any time during the period beginning on August 27, 2023 and ending on August 27, 2028. In addition, a warrant issued by the Company to the Investor in August 2022 was amended to change the exercise price of the warrant from $5.40 per share to the lower of $5.40 per share or the lowest volume weighted average price of the common stock during the five trading days preceding its exercise.

The Company has entered into a Registration Rights Agreement with the Investor pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission by April 13, 2023 to register the shares of common stock issuable upon the conversion of the Note and the exercise of the Warrant for public resale. If the Company fails to file the registration statement by April 13, 2023 or have the registration statement declared effective by the deadlines set forth in the Registration Rights Agreement, the Company will be required to make a payment of 2% of the amount then owed under the Note for each 30 day period after the applicable deadline that the Company does not file the registration statement or the registration statement is not declared. The Investor has also been granted piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Note and the exercise of the Warrant. Each of the Note and Warrant grants full ratchet anti-dilution protection to the Investor in the event that the Company issues common stock or rights to purchase common stock at a price less than the conversion or exercise price then in effect.

Each of the Note and Warrant contains provisions pursuant to which the Investor has agreed not to effect a conversion of the Note or exercise of the Warrant if the conversion or exercise would result in the Investor becoming the beneficial owner of more than 9.99% of the Company’s outstanding common stock.

Forbearance and Amendment of Outstanding Notes.

Contemporaneous with the sale of the Note and Warrant to the Investor, Arena Special Opportunities Partners I, L.P. and Arena Special Opportunities Fund, L.P. (collectively, “Arena”), who hold promissory notes with an unpaid principal balance of approximately $3,877,000 which became due on April 30, 2022 (the “Arena Notes”), entered into a Forbearance Agreement with the Company pursuant to which they agreed to forbear from exercising remedies under the Arena Notes until December 31, 2024 provided that the Company does not default on its obligations under the Forbearance Agreement.

The Forbearance Agreement requires the Company and/or Company’s subsidiaries, Duramed, Inc. and Duramed MI, LLC (together the “Duramed Subsidiaries”) to remit to Arena on a monthly basis certain accounts receivable collected by the Company and/or the Duramed Subsidiaries until the total amount collected is $5,700,000. The Company and the Duramed Subsidiaries have assigned their rights to these receivables to Arena.

If Arena fully exercises warrants to purchase shares of the Company’s common stock that were previously issued to it, and the aggregate market value of the shares acquired is less than $1,500,000, the Company must pay to Arena an amount equal to such difference.

As a condition to the closing of the sale of the Note and Warrant to the Investor, certain terms of certain promissory notes previously issued by the Company were amended, including the following:

●	the maturity date of a promissory note in the principal amount of $62,500 was extended from June 6, 2023 to September 1, 2023; provided, however, that the holder can require full payment if the Company completes an offering of its common stock that results in an uplisting of its common stock to a national securities exchange;

●	in consideration of the Company repaying an aggregate of $200,000 under notes issued in March 2022, the holders of the notes agreed to extend the maturity dates of the notes until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that the holders of the notes can require the Company to apply to the repayment of the notes from 50% to 33%;

●	in consideration of an increase in the aggregate principal amount by $10,000 and an increase in the interest rate to 18% per annum, the holder of notes in the aggregate principal amount of $150,000 agreed to waive his right to require the Company to repay a $50,000 note upon the Company’s receipt of $1,500,000 of financing and extend maturity dates from November 18,2021 and January 22,2023 to September 1, 2023;

●	in consideration of the Company’s agreement to provide a product credit for future orders of $50,000, the holder of a promissory note in the principal amount of $150,000 agreed to extend the maturity date from August 10,2022 to September 1, 2023;

●	the maturity date of a promissory note in the principal amount of $1,250,000 was extended from August 12, 2022 until the earlier of September 1, 2023 or the date that the Company completes an offering resulting in an uplisting of its common stock to the Nasdaq Capital Market;

●	in consideration of the repayment of a total of $232,500 under the notes, the holders of promissory notes in the aggregate principal amount of $435,000 issued in October and November 2022 that bore interest at 18% per annum and were past due agreed to exchange the notes for new notes that mature on September 1, 2023 and bear interest at 15% per annum; and

●	in consideration of an increase in the aggregate principal amount to $937,000, the holder of notes in the aggregate principal amount of $852,000 having maturity dates between August 24, 2022 and April 12, 2023 agreed to exchange the notes for a single note that matures on September 1, 2023.

