Form 10-Q
period 2023-03-31
Can B Corp
filed 2023-05-22
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 19, 2023 is 5,381,976.

Can B Corp.

FORM 10-Q

March 31, 2023

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$196,248	$73,194
Accounts receivable, less allowance for doubtful accounts of $1,071,393 and $985,082, respectively	6,892,514	6,586,210
Inventory	2,032,175	2,024,053
Note receivable	-	-
Prepaid expenses and other current assets	28,472	21,024
Total current assets	9,149,409	8,704,481

Other assets:
Deposits	235,787	165,787
Intangible assets, net	104,144	107,144
Property and equipment, net	5,100,470	5,432,357
Right of use assets, net	974,230	1,136,883
Other noncurrent assets	13,139	13,139
Total other assets	6,427,770	6,855,310

Total assets	$15,577,179	$15,559,791

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,248,723	$3,140,408
Accrued expenses	181,844	181,700
Due to related party	330,243	295,243
Notes and loans payable, net	8,310,743	7,951,196
Warrant liabilities	123,625	203,043
Operating lease liability - current	652,172	652,172
Total current liabilities	12,847,350	12,423,762

Long-term liabilities:
Notes and loans payable, net	-	-
Operating lease liability - noncurrent	275,593	438,104
Total long-term liabilities	275,593	438,104

Total liabilities	$13,122,943	$12,861,866

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, 5 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5,320,000	5,320,000
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 1,100 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,900,039	2,900,039
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 4,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Common stock, no par value; 1,500,000,000 shares authorized, 5,381,976 and 4,422,584 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	80,172,548	79,614,986
Common stock issuable, no par value; 36,248 shares at March 31, 2023 and December 31, 2022, respectively	119,586	119,586
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	8,944,609	8,006,822
Accumulated deficit	(94,429,872)	(92,690,834)
Total stockholders’ equity	2,454,236	2,697,925

Total liabilities and stockholders’ equity	$15,577,179	$15,559,791

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Three Months Ended
	March 31,
	2023	2022
Revenues
Product sales	$808,748	$1,310,396
Service revenue	130,557	549,924
Total revenues	939,305	1,860,320
Cost of revenues	524,577	1,190,330
Gross profit	414,727	669,990

Operating expenses	1,849,630	3,861,997

Loss from operations	(1,434,903)	(3,192,007)

Other income (expense):
Other income	-	-
Change in fair value of warrant liability	79,418	29,337
Gain on debt extinguishment	-	-
Interest expense	(333,967)	(322,227)
Other expense	(39,990)	-
Other expense	(294,539)	(292,890)

Loss before provision for income taxes	(1,729,442)	(3,484,897)

Provision for (benefit from) income taxes	9,596	-

Net loss	$(1,739,038)	$(3,484,897)

Loss per share - basic and diluted	$(0.36)	$(1.10)
Weighted average shares outstanding - basic and diluted	4,896,524	3,154,004

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2023 and 2022

	Series A		Series B		Series C		Series D				Common	Treasury		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Three months ended March 31, 2023

Balance, January 1, 2022	20	$28,440,000	-	$-	23	$207,000	1,950	$2	2,834,755	$49,676,847	$-	36,248	$(572,678)	$5,635,003	$(77,766,659)	$5,619,515

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	130,825	928,929	119,586	-	-	-	-	1,102,515

Issuance of common stock for asset acquisitions	-	-	-	-	-	-	-	-	190,505	1,767,498	-	-	-	-	-	1,767,498

Sale of common stock	-	-	-	-	-	-	-	-	51,282	500,000	-	-	-	-	-	500,000

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	10,150	73,078	-	-	-	-	-	73,078

Conversion of Series A preferred stock to common stock	(15)	(23,120,000)	-	-	-	-	-	-	33,345	23,120,000	-	-	-	-	-	-

Issuance of common stock for property and equipment	-	-	-	-	-	-	-	-	13,704	98,666	-	-	-	-	-	98,666

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	571,819	-	571,819

Net loss	-	-	-	-	-	-	-	-	-	-		-	-	-	(3,484,897)	(3,484,897)

Balance, March 31, 2022	5	$5,320,000	-	$-	23	$207,000	1,950	$2	3,264,566	$76,219,018	$119,586	36,248	$(572,678)	$6,206,822	$(81,251,556)	$6,248,194

Three months ended March 31, 2023

Balance, January 1, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	4,422,584	$79,614,986	$119,586	36,248	$(572,678)	$8,006,822	$(92,690,834)	$2,697,925

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	577,850	521,557	-	-	-	-	-	521,557

Warrants issued in connection with the issuanc of convertible note	-	-	-	-	-	-	-	-	-	-	-	-	-	937,787	-	937,787

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	360,000	36,005	-	-	-	-	-	36,005

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,739,038)	(1,739,038)

Balance, March 31, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	5,360,434	$80,172,548	$119,586	36,248	$(572,678)	$8,944,609	$(94,429,872)	$2,454,236

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net loss	$(1,739,038)	$(3,484,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	571,819
Depreciation	346,887	359,404
Amortization of intangible assets	3,000	10,026
Amortization of original-issue-discounts	218,146	158,815
Bad debt expense	86,365	2,898
Change in fair value of warrant liability	(79,418)	(29,337)
Stock-based interest expense	36,005	73,078
Stock-based consulting expense	521,557	1,102,515
Changes in operating assets and liabilities:
Accounts receivable	(392,669)	(791,609)
Inventory	(8,122)	(533,900)
Prepaid expenses	(7,448)	1,625
Operating lease right-of-use asset	142	(20,492)
Accounts payable	108,316	985,710
Accrued expenses	144	(500,185)
Net cash used in operating activities	(906,133)	(2,094,530)

Investing activities:
Purchase of property and equipment	(15,000)	-
Deposits paid	(70,000)	-)
Net cash used in investing activities	(85,000)	-

Financing activities:
Net proceeds received from notes and loans payable	1,730,000	1,382,300
Proceeds from sale of common stock	-	500,000
Repayments of notes and loans payable	(507,813)	(75,250)
Deferred financing costs	(143,000)	(38,690)
Amounts received from/repaid to related parties, net	35,000	(7,839)
Net cash provided by financing activities	1,114,187	1,760,521

Increase in cash and cash equivalents	123,054	(334,009)
Cash and cash equivalents, beginning of period	73,194	449,001
Cash and cash equivalents, end of period	$196,248	$114,992

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$47,206
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayment of notes payable	$-	$-
Issuance of common stock in asset acquisitions	$-	$1,767,498
Issuance of common stock for property and equipment	$-	$98,666
Debt discount associated with convertible note	$273,529	$225,015
Conversion of Series A Preferred stock to common stock	$-	$23,120,000
Issuance of common stock warrants in connection with convertible promissory note	$937,787	$-

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

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

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of March 31, 2023, the Company had cash and cash equivalents of $196,248 and negative working capital of $3,697,941. For the three months ended March 31, 2023 and 2022, the Company had incurred losses of $1,739,038 and $3,484,897, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of the Company, as defined below, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The consolidated balance sheet information as of December 31, 2022 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The interim consolidated financial statements contained herein should be read in conjunction with the 2022 Form 10-K.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes. Descriptions of these policies are discussed in the Company’s 2022 Form 10-K. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 3: Summary of Significant Accounting Policies” of our 2022 Form 10-K.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

Segment reporting

As of March 31, 2023, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net loss.

Note 4 – Fair Value Measurements

The carrying value and fair value of the Company’s financial instruments are as follows:

March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$123,625	$123,625

As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$203,043	$203,043

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of
	March 31, 2023	December 31, 2022
Stock price	$0.85	$1.30
Exercise price	$6.40	$6.40
Remaining term (in years)	4.4	0.46
Volatility	159.2%	159%
Risk-free rate	3.6%	3.99%
Expected dividend yield	—%	—%

The warrant liabilities will be remeasured at each reporting period with changes in fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the warrant liabilities was as follows:

Warrant liabilities
Estimated fair value at December 31, 2021	$-
Issuance of warrant liabilities	225,015
Change in fair value	(29,337)
Estimated fair value at March 31, 2022	$195,678

Estimated fair value at December 31, 2022	$203,043
Change in fair value	(79,418)
Estimated fair value at March 31, 2023	$123,625

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

Note 5 – Inventories

Inventories consist of:

	March 31,	December 31,
	2023	2022
Raw materials	$1,221,995	$829,844
Finished goods	810,180	1,194,209
Total	$2,032,175	$2,024,053

Note 6 – Property and Equipment

Property and equipment consist of:

	March 31,	December 31,
	2023	2022
Furniture and fixtures	$21,724	$21,724
Office equipment	12,378	12,378
Manufacturing equipment	6,781,208	6,766,208
Medical equipment	776,396	776,396
Leasehold improvements	26,902	26,902
Total	7,618,608	7,603,608
Accumulated depreciation	(2,518,138)	(2,171,251)
Net	$5,100,470	$5,432,357

Depreciation expense related to property and equipment was $346,887 and $359,404 for the three months ended March 31, 2023 and 2022, respectively.

Note 7 – Intangible Assets

Intangible assets consist of:

	March 31,	December 31,
	2023	2022
Technology, IP and patents	$119,998	$119,998
Total	119,998	119,998
Accumulated amortization	(15,854)	(12,854)
	$104,144	$107,144

Amortization expense was $3,000 and $10,026 for the three months ended March 31, 2023 and 2022, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

Amortization expense for the balance of 2023, and for each of the next five years and thereafter is estimated to be as follows:

Nine months ended December 31, 2023	$9,000
Fiscal year 2024	12,000
Fiscal year 2025	12,000
Fiscal year 2026	12,000
Fiscal year 2027	12,000
Thereafter	47,144
$104,144

Note 8 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The principal balance of the note is $2,675,239 and it is to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 228,419 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 228,419 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. The principal balance outstanding at March 31, 2023 was $2,400,997.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and it is to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 8,755 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 8,755 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. The principal balance outstanding at March 31, 2023 was $87,773.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The principal balance of the note is $1,193,135 and it is to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 101,978 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 101,978 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. The principal balance outstanding at March 31, 2023 was $1,073,250.

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The principal balance of the note is $306,865 and it is to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 26,228 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 26,228 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. The principal balance outstanding at March 31, 2023 was $276,750.

The maturity dates for the above notes were extended to April 30, 2022 on April 14, 2022 in exchange for the Company’s promise to pay the holders $300,000. The holders agreed to allow the Company to extend the notes for two additional 30-day periods for $100,000 per extension. The holders also waived certain defaults under the notes. The Company has since elected to extend the maturity date to May 31, 2022 for the promise to pay an additional $100,000. As discussed below under “Forbearance and Amendment of Outstanding Notes,” ASOP and ASOF have agreed to forbear from exercising remedies under the notes until December 31, 2023 provided that the Company does not default on its obligations under the Forbearance Agreement.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

On January 1, 2022, the Company entered into a convertible promissory note (“Empire Note”) with Empire Properties, LLC (“Empire”). The principal balance of the note is $52,319 and it is to be utilized for working capital purposes. The note matured on December 31, 2022 or due on demand subsequently to any major funding received by the Company in excess of $5,000,000 and all principal, accrued and unpaid interest is due at maturity at a rate of 8% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at March 31, 2023 was $52,319.

In March 2022, the Company entered into a convertible promissory note (“BL Note”) with Blue Lake Partners, LLC (“BL”). The principal balance of the note is $250,000 and it is to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the BL Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to BL are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the BL Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $66,667 under the BL Note, BL agreed to extend the maturity date of the BL Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that BL can require the Company to apply to the repayment of the BL Note from 50% to 33%. The principal balance outstanding at March 31, 2023 was $183,333.

In March 2022, the Company entered into a convertible promissory note (“MH Note”) with Mast Hill Fund, LP (“MH”). The principal balance of the note is $350,000 and it is to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the MH Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to MH are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the MH Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $93,333 under the MH Note, MH agreed to extend the maturity date of the MH Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that MH can require the Company to apply to the repayment of the BL Note from 50% to 33%. The principal balance outstanding at March 31, 2023 was $256,667.

In April 2022, the Company entered into a convertible promissory note (“FM Note”) with Fourth Man, LLC (“FM”). The principal balance of the note is $150,000 and it is to be utilized for working capital purposes. The note had an original maturity date of April 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the FM Note was issued with 23,437 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 23,437 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to FM are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the FM Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $40,000 under the FM Note, FM agreed to extend the maturity date of the FM Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that FM can require the Company to apply to the repayment of the FM Note from 50% to 33%. The principal balance outstanding at March 31, 2023 was $110,000.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

In June 2022, the Company entered into a convertible promissory note (“Alumni Note”) with Alumni Capital, LP (“Alumni”). The principal balance of the note is $62,500 and it is to be utilized for working capital purposes. The note had an original maturity date of June 6, 2023 which was extended until September 1, 2023 effective February 27, 2023. All principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The holder can require the full payment of the note if the Company completes an offering of its common stock that results in an uplisting of its common stock to a national securities exchange. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the Alumni Note was issued with 9,766 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 9,766 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to Alumni are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the Alumni Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at March 31, 2023 was $62,500.

In August 2022, the Company entered into a convertible promissory note (“WN”) with Walleye Opportunities Master Fund Ltd. (“WOMF”). The principal balance of the note is $385,000 and it is to be utilized for working capital purposes. The note matures on August 30, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the WN Note was issued with 71,296 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 71,296 shares of the Company’s common stock at an exercise price of $5.40 per share. The common stock purchase warrants issued to WOMF are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the WN with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at March 31, 2023 was $385,000.

In January 2023 the Company entered into a convertible promissory note (“Tysadco Note VI”) with Tysadco Partners, LLC (“Tysadco”). The principal balance of the note was $100,000 and it was to be utilized for working capital purposes. The note had a maturity date of April 12, 2023, and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. Effective January 31, 2023, Tysadco agreed to exchange the Tysdaco Note VI and other notes held by Tysdaco in the aggregate principal amount of $752,000 having maturity dates between August 24, 2022 and March 19, 2023 for a single note that matures on September 1, 2023. Contemporaneous with this exchange, Tysadco assigned the combined note to ClearThink Capital Partners, LLC and the Company issued 130,000 shares of common stock to ClearThink Capital Partners, LLC. The conversion options contained in the combined note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance of the combined note at March 31, 2023 was $937,500.

.

On March 2, 2023, the Company completed the sale of a promissory note (the “Note”) in the principal amount of $1,823,529 to WOMF pursuant to a Securities Purchase Agreement dated as of February 27, 2023. The purchase price of the Note was $1,550,000, representing a 15% original issue discount. The Note is non-interest bearing, except in the case of the event of a default, in which case interest will accrue from the date of the default at a rate equal to the lower of 18% per annum or the maximum rate permitted by law.

The Note is payable in nine (9) monthly installments of $232,500 each, consisting of a $227,941 principal reduction payment and a $4,559 redemption fee, commencing on April 27, 2023. The Company’s obligations under the note are secured by a security interest in the Company’s deposit accounts and the deposit accounts of the Company’s subsidiaries. In addition, each the Company’s subsidiaries has agreed that if an event of default occurs under the Note, the subsidiary will pay to WOMF an amount equal to 10% of revenues received during the prior month from the sale of goods or services or collections of accounts receivable.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

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

The Company may elect to pay all or a portion of a monthly installment due under the Note by converting such amount into shares of the Company’s common stock at a price of $4.00 per share, subject to adjustment in accordance with the terms of the Note. If the Company does not pay an installment when due it is deemed an election by the Company to convert the installment payment into common stock at a price equal to the lower of $4.00 per share or 90% of the lowest daily volume weighted average price of the common stock during the five trading days preceding the conversion date. WOMF has the right to determine the timing of any such conversion. WOMF may elect at any time to convert amounts payable under the Note into shares of the Company’s common stock at a conversion price of $4.00 per share, subject to adjustment in accordance with the terms of the Note.

If the Company receives cash proceeds from any source, including payments from customers or from the issuance of equity or debt, WOMF can require the Company to apply 100% of such proceeds to the repayment of the Note.

If the Company completes a placement of securities, WOMF will have the right to accept such new securities in lieu of the Note and Warrant. For so long as the Note is outstanding, if the Company issues a security or amends the terms of a security issued before the issue date of the Note, and WOMF believes that terms of the new or amended security are more favorable to the holder than the terms provided to WOMF, WOMF may require that such terms become part of WOMF’s transaction documents with the Company.

In the event of a default under the Note, the Company shall be required to pay WOMF an amount equal to the amount determined by multiplying the principal amount then outstanding plus default interest by 135%, plus costs of collection. WOMF may elect to accept payment of any such amount in cash and/or shares of the Company’s common stock, valued for this purpose at the lower of the conversion price then in effect or a 60% discount to the lowest volume weighted average price of the common stock during the five trading days preceding the conversion date.

WOMF has been granted a right of first refusal to participate in future financing transactions conducted by the Company.

As additional consideration for the purchase of the Note, the Company issued WOMF a warrant (the “Warrant”) to purchase 1,307,190 shares of the Company’s common stock at an exercise price equal to 90% of the lowest volume weighted average price of the common stock during the five trading days preceding the date of exercise. The Warrant contains a cashless exercise provision and is exercisable at any time during the period beginning on August 27, 2023 and ending on August 27, 2028. In addition, a warrant issued by the Company to WOMF in August 2022 was amended to change the exercise price of the warrant from $5.40 per share to the lower of $5.40 per share or the lowest volume weighted average price of the common stock during the five trading days preceding its exercise.

The Company has entered into a Registration Rights Agreement with WOMF pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission by April 13, 2023 to register the shares of common stock issuable upon the conversion of the Note and the exercise of the Warrant for public resale. If the Company fails to file the registration statement by April 13, 2023 or have the registration statement declared effective by the deadlines set forth in the Registration Rights Agreement, the Company will be required to make a payment of 2% of the amount then owed under the Note for each 30 day period after the applicable deadline that the Company does not file the registration statement or the registration statement is not declared. WOMF has also been granted piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Note and the exercise of the Warrant. Each of the Note and Warrant grants full ratchet anti-dilution protection to WOMF in the event that the Company issues common stock or rights to purchase common stock at a price less than the conversion or exercise price then in effect.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

Forbearance and Amendment of Outstanding Notes.

Contemporaneous with the sale of the Note and Warrant to WOMF, ASOP and ASOF (collectively, “Arena”), who hold promissory notes with an unpaid principal balance of approximately $3,877,000 which became due on April 30, 2022 (the “Arena Notes”), entered into a Forbearance Agreement with the Company pursuant to which they agreed to forbear from exercising remedies under the Arena Notes until December 31, 2024 provided that the Company does not default on its obligations under the Forbearance Agreement.

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

As a condition to the closing of the sale of the Note and Warrant to the WOMF, certain terms of certain promissory notes previously issued by the Company were amended, including the following:

●	in consideration of an increase in the aggregate principal amount by $10,000 and an increase in the interest rate to 18% per annum, the holder of notes in the aggregate principal amount of $150,000 agreed to waive his right to require the Company to repay a $50,000 note upon the Company’s receipt of $1,500,000 of financing and extend maturity dates from November 18, 2021 and January 22, 2023 to September 1, 2023;

●	in consideration of the Company’s agreement to provide a product credit for future orders of $50,000, the holder of a promissory note in the principal amount of $150,000 agreed to extend the maturity date from August 10, 2022 to September 1, 2023;

●	the maturity date of a promissory note in the principal amount of $1,250,000 was extended from August 12, 2022 until the earlier of September 1, 2023 or the date that the Company completes an offering resulting in an uplisting of its common stock to the Nasdaq Capital Market;

●	in consideration of the repayment of a total of $232,500 under the notes, the holders of promissory notes in the aggregate principal amount of $435,000 issued in October and November 2022 that bore interest at 18% per annum and were past due agreed to exchange the notes for new notes that mature on September 1, 2023 and bear interest at 15% per annum; and

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6%. As of March 31, 2023, the total amount outstanding was $1,050,000.

Other Loans

On November 18, 2021, the Company entered into a $100,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 10% per annum and is due within twelve months or due on demand subsequently to any major funding received by the Company in excess of $3,000,000. As of March 31, 2023 the total amount outstanding was $100,000.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

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

On February 11, 2022, the Company entered into a $175,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within six months or due on demand subsequently to any major funding received by the Company in excess of $2,000,000. As of March 31, 2023 the total amount outstanding was $175,000.

On August 18, 2022, the Company entered into a $250,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within three months or due on demand subsequently to any major funding received by the Company in excess of $1,000,000. As of March 31, 2023 the total amount outstanding was $250,000.

On October 14, 2022, the Company entered into a $115,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of March 31, 2023 the total amount outstanding was $65,000.

On October 14, 2022, the Company entered into a $230,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of march 31, 2023 the total amount outstanding was $122,500.

On November 17, 2022, the Company entered into a $200,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on December 17, 2022. As of March 31, 2023 the total amount outstanding was $125,000.

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

March 31, 2023

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

Note 10 – Stock Options

A summary of stock options activity for the three months ended March 31, 2023 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2023	1,056,666	$4.02	3.58
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, March 31, 2023	1,056,666	$4.02	3.58

There was no Stock-based compensation expense related to stock options during the three months ended March 31, 2023 and 2022.

Note 11 – Income Taxes

The Company’s income tax provisions for the three months ended March 31, 2023 and 2022 reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Note 12 – Related Party Transactions

At March 31, 2022, the Company has amounts due to directors of the Company of approximately $210,434 which were repaid.

Note 13 – Commitments and Contingencies

Lease Agreements

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

Rent expense for the three months ended March 31, 2023 and 2022 was $133,227 and $203,017, respectively.

At March 31, 2023, the future minimum lease payments under non-cancellable operating leases were:

Nine months ended December 31, 2023	$554,544
Fiscal year 2024	469,818
$1,024,362

Note 14 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued and as of that date, except as reported below, there were no subsequent events that required adjustment or disclosure in the consolidated financial statements.

In May 2023, the Company issued a promissory note to WOMF in the principal amount of $437,500. The purchase price of the note was $350,000, representing a 20% original issue discount. The note becomes due on October 15, 2023.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022.

Revenues decreased $921,015 from $1,860,320 in 2022 to $939,305 in 2023. The decrease is due to the normalization of sales activity with 2022 positively impacted by the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery.

Cost of product sales decreased $665,753 from $1,190,330 in 2022 to $524,577 in 2023 due to the decrease in sales as noted above.

Operating expenses decreased $2,012,367 from $3,861,997 in 2022 to $1,849,630 and net loss decreased $1,745,859 from $3,484,897 in 2022 to $1,739,038 in 2023 as a result of decrease consulting fees, rent and other operating expenses.

Liquidity and Capital Resources

At March 31, 2023, the Company had cash and cash equivalents of $196,248 and negative working capital of $3,697,941. Cash and cash equivalents increased $123,054 from $73,194 at December 31, 2022 to $196,248 at March 31, 2023. For the three months ended March 31, 2023, $1,114,187 was provided by financing activities, $906,133 was used in operating activities, and $85,000 was used in investing activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2023, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period March 31, 2023 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On or about November 24, 2021, a vendor of the Company filed amended suit against the Company in Florida, Case No. 2021 CA 001797, for monies allegedly owed and civil theft relating to such monies and related products and fraud in the inducement. We do not believe we owe such vendor any amount. The court has entered a default judgement against the Company for our failure to timely answer the complaint, which default has since been overturned. Subsequently the case has been set for interrogatories and document production which activities are being fulfilled.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2023, the Company issued a convertible promissory in the principal amount of $1,823,529 to an investor at a purchase price of $1,550,000. The promissory note is convertible into common stock at a base rate of $6.40 per share, subject to adjustment. In conjunction with issuance of this promissory note, the Company issued the investor a warrant to purchase 1,307,190 shares of the Company’s common stock at an exercise price equal to 90% of the lowest volume weighted average price of the common stock during the five trading days preceding the date of exercise.

Between January 31, 2023 and February 20, 2023, the Company issued a total of 360,000 shares of common stock pursuant to the conversion of convertible notes. The Company relied upon the exemption provided by Section 3(a)((9) of the Securities Act in connection with these issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this offering circular:

Exhibit	Description

3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
4.1	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
4.2	Articles of Amendment designating Series B Preferred Stock rights(1)
4.3	Articles of Amendment designating Series C Preferred Stock rights(7)
4.4	Articles of Amendment designating Series D Preferred Stock rights(10)
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020(10)
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020(10)
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020(10)
10.4	Employment Agreement with Phil Scala dated December 29, 2020(10)
10.5	Commission Agreement with Andrew Holtmeyer(10)
10.6	Employment Agreement with Bradley Lebsock(10)
10.7	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.8	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.9	Arena Securities Purchase Agreement(10)
10.10	ASOF Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.11	ASOF Warrant to Purchase Common Stock(10)
10.12	ASOP Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.14	ASOP Warrant to Purchase Common Stock(10)
10.15	Arena Security Agreement(10)
10.16	Arena Intellectual Property Security Agreement(10)
10.17	Arena Registration Rights Agreement(10)
10.18	Arena Holding Escrow Agreement(10)
10.19	Arena Guaranty Agreement from Company Subsidiaries(10)
10.20	Amendment to 2020 ASOF Promissory Note(11)
10.21	Amendment to 2020 ASOP Promissory Note(11)
10.22	2021 Arena Securities Purchase Agreement(11)
10.23	2021 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.24	2021 ASOF Warrant to Purchase Common Stock(11)
10.25	2021 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.26	2021 ASOP Warrant to Purchase Common Stock(11)
10.27	2021 Arena Registration Rights Agreement(11)
10.28	2021 Addendum to Arena Security Agreement(11)
10.29	2021 Addendum to Arena Intellectual Property Security Agreement(11)
10.30	2021 Addendum to Arena Guaranty Agreement from Company Subsidiaries(11)
10.31	Asset Acquisition Agreement with Imbibe(10)
10.32	Equipment Acquisition Agreement with TWS(12)
10.33	Promissory Note to TWS(12)
10.34	Asset Purchase Agreement with MCB(12)

10.35	Commercial Lease with Makers Developments LLC(13)
10.36	Single-Tenant NNN Lease Agreement with CS2 Real Estate Holdings, LLC(13)
10.37	Commercial Lease with Red Road Business Park(13)
10.38	Asset Acquisition Agreement with various Sellers (Botanical Biotech)(10)
10.39	PrimeX Distribution Agreement(15)
10.40	American Development Partners development agreement(15)
10.41	Mast Hill Securities Purchase and Related Agreements(14)
10.42	Blue Lake Partners Securities Purchase and Related Agreements(14)
10.43	Blue Lake Partners Securities Purchase and Related Agreements(16)
10.44	Extension and Amendment to Arena Transactional Documents(16)
10.45	Amended Placement Agent Agreement(18)
10.46	Alumni Capital Securities Purchase and Related Documents(19)
10.47	Arena Exchange Agreement(20)
10.48	Agreement with Forever Bradst(21)
10.49	Promissory Note Modification Agreement with TWS Pharma LLC(22)
10.50	Walleye Securities Purchase Agreement(22)
10.51	Walleye Promissory Note(22)
10.52	Walleye Revenue Pledge and Security Agreement(22)
10.53	Walleye Common Stock Purchase Warrant(22)
10.54	Amendment to Walleye Common Stock Purchase Agreement(22)
10.56	Walleye Registration Rights Agreement(22)
10.57	Arena Forbearance Agreement(22)
10.58	Amendment No. 2 to Blue Lake Partners Promissory Note and Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.59	Amendment No. 2 to Mast Hill Fund Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.60	Amendment No. 2 to Fourth Man Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.61	Walleye May 2023 Promissory Note
14.1	Code of Ethics(1)
21.1	List of Subsidiaries(10)
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part II, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part II, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.
(10)	Filed with the Annual Report on Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(11)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 21, 2021 and incorporated herein by reference.
(12)	Filed with the Current Report on Form 8-K filed with the SEC on August 17, 2021 and incorporated herein by reference.
(13)	Filed with the Current Report on Form 8-K filed with the SEC on September 1, 2021 and incorporated herein by reference.
(14)	Filed with the Current Report on Form 8-K filed with the SEC on March 31, 2022 and incorporated herein by reference.
(15)	Filed with the Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(16)	Filed with the Current Report on Form 8-K filed with the SEC on April 29, 2022 and incorporated herein by reference.
(17)	Filed with Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference.
(18)	Filed with Form S-1/A filed with the SEC on May 25, 2022 and incorporated herein by reference.
(19)	Filed with the Current Report on Form 8-K filed with the SEC on June 15, 2022 and incorporated herein by reference.
(20)	Filed with Form S-1/A filed with the SEC on June 30, 2022 and incorporated herein by reference.
(21)	Filed with the Current Report on Form 8-K filed with the SEC on July 25, 2022 and incorporated herein by reference.
(22)	Filed with the Annual Report on Form 10-K filed with the SEC on April 17, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Can B Corp.

Date: May 22, 2023	By:	/s/ Marco Alfonsi
Marco Alfonsi,
Chief Executive Officer

Date: May 22, 2023	By:	/s/ Stanley L. Teeple
Stanley L. Teeple,
Chief Financial Officer

