Form 10-Q
period 2023-06-30
Can B Corp
filed 2023-08-21
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 18, 2023 is 9,613,869.

Can B Corp.

FORM 10-Q

June 30, 2023

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$123,445	$73,194
Accounts receivable, less allowance for doubtful accounts of $1,046,152 and $985,082, respectively	6,719,147	6,586,210
Inventory	1,553,802	2,024,053
Note receivable	-	-
Prepaid expenses and other current assets	29,138	21,024
Total current assets	8,425,532	8,704,481

Other assets:
Deposits	235,787	165,787
Intangible assets, net	101,144	107,144
Property and equipment, net	4,801,541	5,432,357
Right of use assets, net	1,004,100	1,136,883
Other noncurrent assets	13,139	13,139
Total other assets	6,155,711	6,855,310

Total assets	$14,581,243	$15,559,791

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,678,899	$3,140,408
Accrued expenses	405,489	181,700
Due to related party	339,243	295,243
Notes and loans payable, net	8,622,515	7,951,196
Warrant liabilities	22,575	203,043
Operating lease liability - current	652,172	652,172
Total current liabilities	13,720,893	12,423,762

Long-term liabilities:
Notes and loans payable, net	-	-
Operating lease liability - noncurrent	305,463	438,104
Total long-term liabilities	305,463	438,104

Total liabilities	$14,026,356	$12,861,866

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, 5 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5,320,000	5,320,000
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 1,100 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,900,039	2,900,039
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 4,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Common stock, no par value; 1,500,000,000 shares authorized, 5,700,792 and 4,422,584 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	80,300,211	79,614,986
Common stock issuable, no par value; 36,248 shares at June 30, 2023 and December 31, 2022, respectively	119,586	119,586
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	8,944,609	8,006,822
Accumulated deficit	(96,456,884)	(92,690,834)
Total stockholders’ equity	554,887	2,697,925

Total liabilities and stockholders’ equity	$14,581,243	$15,559,791

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Product sales	$255,142	$915,261	$1,063,890	$2,225,657
Service revenue	165,451	355,741	296,008	905,665
Total revenues	420,593	1,271,002	1,359,898	3,131,322
Cost of revenues	934,425	1,030,817	1,459,002	2,221,147
Gross profit	(513,832)	240,185	(99,104)	910,175

Operating expenses	1,307,780	1,798,794	3,157,410	5,660,791

Loss from operations	(1,821,611)	(1,558,609)	(3,256,514)	(4,750,616)

Other income (expense):
Other income	-	-	-	-
Change in fair value of warrant liability	101,050	84,751	180,468	114,088
Gain on debt extinguishment	-	-	-	-
Interest expense	(416,415)	(171,173)	(750,382)	(493,401)
Other income (expense)	109,964	(855)	69,974	(854)
Other income (expense)	(205,401)	(87,277)	(499,940)	(380,167)

Loss before provision for income taxes	(2,027,013)	(1,645,886)	(3,756,454)	(5,130,783)

Provision for income taxes	-	-	9,596	-

Net loss	$(2,027,013)	$(1,645,886)	$(3,766,050)	$(5,130,783)

Loss per share - basic and diluted	$(0.37)	$(0.49)	$(0.72)	$(1.57)
Weighted average shares outstanding - basic and diluted	5,553,317	3,370,110	5,227,618	3,262,791

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Three Months Ended June 30, 2023 and 2022

	Series A		Series B		Series C		Series D				Common	Treasury		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Three months ended June 30, 2023

Balance, April 1, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	5,360,434	$80,172,548	$119,586	36,248	$(572,678)	$8,944,609	$(94,429,872)	$2,454,236

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	150,000	74,250	-	-	-	-	-	74,250

Issuance of common stock for purchase of equipment	-	-	-	-	-	-	-	-	125,000	46,875	-	-	-	-	-	46,875

Sale of common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	65,358	6,538	-	-	-	-	-	6,538

Net loss	-	-	-	-	-	-	-	-	-	-		-	-	-	(2,027,013)	(2,027,013)

Balance, June 30, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	5,700,792	$80,300,211	$119,586	36,248	$(572,678)	$8,944,609	$(96,456,884)	$554,887

Three months ended June 30, 2022

Balance, April 1, 2022	5	$5,320,000	-	$-	23	$207,000	1,950	$2	3,264,566	$76,219,018	$119,586	36,248	$(572,678)	$6,206,822	$(81,251,556)	$6,248,194

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	181,183	1,037,345		-	-	-	-	1,037,345

Net loss	-	-	-	-	-	-	-	-	-	-		-	-	-	(1,645,886)	(1,645,886)

Balance, June 30, 2022	5	$5,320,000	0	$-	23	$207,000	1,950	$2	3,445,749	$77,256,363	$119,586	36,248	$(572,678)	$6,206,822	$(82,897,442)	$5,639,653

See notes to consolidated financial statements

Six Months Ended June 30, 2023 and 2022

	Series A		Series B		Series C		Series D				Common	Treasury		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total

Six months ended June 30, 2023

Balance, January 1, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	4,422,584	$79,614,986	$119,586	36,248	$(572,678)	$8,006,822	$(92,690,834)	$2,697,925

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	727,850	595,807	-	-	-	-	-	595,807

Issuance of common stock for purchase of equipment	-	-	-	-	-	-	-	-	125,000	46,875	-	-	-	-	-	46,875
Warrants issued in connection with the issuance of convertible note	-	-	-	-	-	-	-	-	-	-	-	-	-	937,787	-	937,787

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	425,358	42,543	-	-	-	-	-	42,543

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,766,050)	(3,766,050)

Balance, June 30, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	5,700,792	$80,300,211	$119,586	36,248	$(572,678)	$8,944,609	$(96,456,884)	$554,887
Six months ended June 30, 2022
Balance, January 1, 2022	20	$28,440,000	-	$-	23	$207,000	1,950	$2	2,834,755	$49,676,847	$-	36,248	$(572,678)	$5,635,003	$(77,766,659)	$5,619,515

Conversion of Series A Preferred stock to Common stock	(15)	(23,120,000)	-	-	-	-	-	-	33,345	23,120,000	-	-	-	-	-	-

Sale of common stock	-	-	-	-	-	-	-	-	51,282	500,000	-	-	-	-	-	500,000

Issuance of common stock in lieu of note interest repayments	-	-	-	-	-	-	-	-	10,150	73,078	-	-	-	-	-	73,078

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	312,008	2,020,274	119,586	-	-	-	-	2,139,860

Issuance of common stock for equipment	-	-	-	-	-	-	-	-	13,704	98,666	-	-	-	-	-	98,666

Issuance of common stock for asset acquisition	-	-	-	-	-	-	-	-	190,505	1,767,498	-	-	-	-	-	1,767,498

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	571,819	-	571,819

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,130,783)	(5,130,783)

Balance, June 30, 2022	5	$5,320,000	0	$-	23	$207,000	1,950	$2	3,445,749	$77,256,363	$119,586	36,248	$(572,678)	$6,206,822	$(82,897,442)	$5,639,653

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net loss	$(3,766,050)	$(5,130,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	571,819
Depreciation	692,691	715,038
Amortization of intangible assets	6,000	20,906
Amortization of original-issue-discounts	378,547	224,276
Bad debt expense	61,124	2,898
Cancellation of debt	(110,000)	-
Change in fair value of warrant liability	(180,468)	(114,088)
Stock-based interest expense	42,543	73,078
Stock-based consulting expense	595,807	2,139,860
Changes in operating assets and liabilities:
Accounts receivable	(194,061)	(1,307,616)
Inventory	470,251	(608,636)
Prepaid expenses	(8,114)	(652)
Operating lease right-of-use asset	142	(16,486)
Accounts payable	538,492	1,573,418
Accrued expenses	223,789	(499,847)
Net cash used in operating activities	(1,249,306)	(2,356,815)

Investing activities:
Purchase of property and equipment	(15,000)	-
Deposits paid	(70,000)	-
Net cash used in investing activities	(85,000)	-

Financing activities:
Net proceeds received from notes and loans payable	2,140,000	1,859,450
Proceeds from sale of common stock	-	500,000
Repayments of notes and loans payable	(621,443)	(277,037)
Deferred financing costs	(178,000)	(77,702)
Amounts received from/repaid to related parties, net	44,000	27,161
Net cash provided by financing activities	1,384,557	2,031,872

Increase in cash and cash equivalents	50,251	(324,943)
Cash and cash equivalents, beginning of period	73,194	449,001
Cash and cash equivalents, end of period	$123,445	$124,058

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$62,100
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayment of notes payable	$-	$-
Issuance of common stock in asset acquisitions	$-	$1,767,498
Issuance of common stock for property and equipment	$46,875	$-
Debt discount associated with convertible note	$273,529	$286,357
Conversion of Series A Preferred stock to common stock	$-	$-
Issuance of common stock warrants in connection with convertible promissory note	$937,787	$-

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

Note 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (the “Company”, “we”, “us”, “our”, “CANB”, “Can B̅” or “Registrant”).

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”); however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third parties looking to incorporate such compounds into their products through its wholly owned subsidiaries, Botanical Biotech, LLC (incorporated March 10, 2021), TN Botanicals, LLC and CO Botanicals LLC (both incorporated in August 2021). These three subsidiaries have also begun synthesizing Delta-8 and Delta-10 from hemp. Delta-8 and Delta-10 can produce similar, though less potent, effects as delta-9 (commonly referred to as THC); however, the legality of hemp derived Delta-8 and Delta-10 is in a gray area and considered a potential loophole at this point due to the 2018 hemp bill. The Company’s other subsidiaries did not have operations during the year ended December 31, 2022.

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

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of June 30, 2023, the Company had cash and cash equivalents of $123,445 and negative working capital of $5,295,361. For the six months ended June 30, 2023 and 2022, the Company had incurred losses of $3,766,050 and $5,130,783, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

As a result of these equipment moves, the Colorado operation will, once fully operational, improve operating efficiencies, increase management oversight, and be able to increase throughput by double compared to the prior three independent operating facilities. The Company expects to have the consolidated operation fully operational by the end of fiscal 2023. Senior management of the Company will be on-site in CO during this consolidation period to ensure maximum efficiencies and continue operations during this rebuilding period. Immediate impact of the consolidation is elimination of duplicate lines, better coordination of customer orders, reduction in transportation charges, and manpower efficiencies with larger batch sizes and reduced personnel.

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

June 30, 2023

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

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 3: Summary of Significant Accounting Policies” of our 2022 Form 10-K.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

Segment reporting

As of June 30, 2023, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net loss.

Note 4 – Fair Value Measurements

The carrying value and fair value of the Company’s financial instruments are as follows:

June 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$22,575	$22,575

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$203,043	$203,043

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of	June 30, 2023	December 31, 2022
Stock price	$0.22	$1.30
Exercise price	$6.40	$6.40
Remaining term (in years)	4.0	0.46
Volatility	167.6%	159%
Risk-free rate	4.1%	3.99%
Expected dividend yield	—%	—%

The warrant liabilities will be remeasured at each reporting period with changes in fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the warrant liabilities was as follows:

Warrant liabilities
Estimated fair value at December 31, 2021	$-
Issuance of warrant liabilities	286,357
Change in fair value	(114,088)
Estimated fair value at June 30, 2022	$172,269

Estimated fair value at December 31, 2022	$203,043
Change in fair value	(180,468)
Estimated fair value at June 30, 2023	$22,575

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

Note 5 – Inventories

Inventories consist of:

	June 30,	December 31,
	2023	2022
Raw materials	$832,322	$829,844
Finished goods	721,480	1,194,209
Total	$1,553,802	$2,024,053

Note 6 – Property and Equipment

Property and equipment consist of:

	June 30,	December 31,
	2023	2022
Furniture and fixtures	$21,724	$21,724
Office equipment	12,378	12,378
Manufacturing equipment	6,828,083	6,766,208
Medical equipment	776,396	776,396
Leasehold improvements	26,902	26,902
Total	7,665,483	7,603,608
Accumulated depreciation	(2,863,942)	(2,171,251)
Net	$4,801,541	$5,432,357

Depreciation expense related to property and equipment was $692,691 and $715,038 for the six months ended June 30, 2023 and 2022, respectively.

Note 7 – Intangible Assets

Intangible assets consist of:

	June 30,	December 31,
	2023	2022
Technology, IP and patents	$119,998	$119,998
Total	119,998	119,998
Accumulated amortization	(18,854)	(12,854)
	$101,144	$107,144

Amortization expense was $6,000 and $20,906 for the six months ended June 30, 2023 and 2022, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

Amortization expense for the balance of 2023, and for each of the next five years and thereafter is estimated to be as follows:

Six months ended December 31, 2023	$6,000
Fiscal year 2024	12,000
Fiscal year 2025	12,000
Fiscal year 2026	12,000
Fiscal year 2027	12,000
Thereafter	47,144
$101,144

Note 8 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The original principal amount of the note was $2,675,239 and the proceeds are to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 228,419 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 228,419 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. The principal balance outstanding at June 30, 2023 was $2,400,997.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The original principal amount of the note was $102,539 and the proceeds are to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 8,755 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 8,755 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. The principal balance outstanding at June 30, 2023 was $87,773.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The original principal amount of the note was $1,193,135 and the proceeds are to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 101,978 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 101,978 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. The principal balance outstanding at June 30, 2023 was $1,073,250.

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The original principal amount of the note was $306,865 and the proceeds are to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 26,228 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 26,228 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. The principal balance outstanding at June 30, 2023 was $276,750.

The maturity dates for the above notes were extended to April 30, 2022 on April 14, 2022 in exchange for the Company’s promise to pay the holders $300,000. The holders agreed to allow the Company to extend the notes for two additional 30-day periods for $100,000 per extension. The holders also waived certain defaults under the notes. The Company subsequently elected to extend the maturity date to May 31, 2022 for the promise to pay an additional $100,000. As discussed below under “Forbearance and Amendment of Outstanding Notes,” ASOP and ASOF have agreed to forbear from exercising remedies under the notes until December 31, 2023 provided that the Company does not default on its obligations under the Forbearance Agreement.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

On January 1, 2022, the Company entered into a convertible promissory note (“Empire Note”) with Empire Properties, LLC (“Empire”). The original principal amount of the note was $52,319 and the proceeds are to be utilized for working capital purposes. The note matured on December 31, 2022 or due on demand subsequently to any major funding received by the Company in excess of $5,000,000 and all principal, accrued and unpaid interest is due at maturity at a rate of 8% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at June 30, 2023 was $52,319.

In March 2022, the Company entered into a convertible promissory note (“BL Note”) with Blue Lake Partners, LLC (“BL”). The original principal amount of the note was $250,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the BL Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to BL are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the BL Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $66,667 under the BL Note, BL agreed to extend the maturity date of the BL Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that BL can require the Company to apply to the repayment of the BL Note from 50% to 33%. The principal balance outstanding at June 30, 2023 was $183,333.

In March 2022, the Company entered into a convertible promissory note (“MH Note”) with Mast Hill Fund, LP (“MH”). The original principal amount of the note was $350,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the MH Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to MH are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the MH Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $93,333 under the MH Note, MH agreed to extend the maturity date of the MH Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that MH can require the Company to apply to the repayment of the BL Note from 50% to 33%. The principal balance outstanding at June 30, 2023 was $256,667.

In April 2022, the Company entered into a convertible promissory note (“FM Note”) with Fourth Man, LLC (“FM”). The original principal amount of the note was $150,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of April 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the FM Note was issued with 23,437 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 23,437 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to FM are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the FM Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $40,000 under the FM Note, FM agreed to extend the maturity date of the FM Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that FM can require the Company to apply to the repayment of the FM Note from 50% to 33%. On June 30th, 2023 the Company entered into a Settlement and Mutual Release Agreement to extinguish the $110,000 principal outstanding on the FM Note. There was no principal balance outstanding at June 30, 2023.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

In June 2022, the Company entered into a convertible promissory note (“Alumni Note”) with Alumni Capital, LP (“Alumni”). The original principal amount of the note was $62,500 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of June 6, 2023 which was extended until September 1, 2023 effective February 27, 2023. All principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The holder can require the full payment of the note if the Company completes an offering of its common stock that results in an uplisting of its common stock to a national securities exchange. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the Alumni Note was issued with 9,766 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 9,766 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to Alumni are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the Alumni Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at June 30, 2023 was $62,500.

In August 2022, the Company entered into a convertible promissory note (“WN”) with Walleye Opportunities Master Fund Ltd. (“WOMF”). The original principal amount of the note was $385,000 and the proceeds are to be utilized for working capital purposes. The note matures on August 30, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the WN Note was issued with 71,296 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 71,296 shares of the Company’s common stock at an exercise price of $5.40 per share. The common stock purchase warrants issued to WOMF are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the WN with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at June 30, 2023 was $385,000.

In January 2023 the Company entered into a convertible promissory note (“Tysadco Note VI”) with Tysadco Partners, LLC (“Tysadco”). The original principal amount of the note was $100,000 and the proceeds are to be utilized for working capital purposes. The note had a maturity date of April 12, 2023, and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. Effective January 31, 2023, Tysadco agreed to exchange the Tysdaco Note VI and other notes held by Tysdaco in the aggregate principal amount of $752,000 having maturity dates between August 24, 2022 and March 19, 2023 for a single note that matures on September 1, 2023. Contemporaneous with this exchange, Tysadco assigned the combined note to ClearThink Capital Partners, LLC and the Company issued 130,000 shares of common stock to ClearThink Capital Partners, LLC. The conversion options contained in the combined note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance of the combined note at June 30, 2023 was $937,500.

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

June 30, 2023

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

The Company may elect to pay all or a portion of a monthly installment due under the Note by converting such amount into shares of the Company’s common stock at a price of $4.00 per share, subject to adjustment in accordance with the terms of the Note. If the Company does not pay an installment when due it is deemed an election by the Company to convert the installment payment into common stock at a price equal to the lower of $4.00 per share or 90% of the lowest daily volume weighted average price of the common stock during the five trading days preceding the conversion date. WOMF has the right to determine the timing of any such conversion. WOMF may elect at any time to convert amounts payable under the Note into shares of the Company’s common stock at a conversion price of $4.00 per share, subject to adjustment in accordance with the terms of the Note. The Company did not pay the installments due under the Note on April 27, 2023, May 1, 2023 and June 1, 2023 in cash. As a result, these installment payments will be converted into common stock at such time as WOMF elects to effect the conversions.

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

The Company has entered into a Registration Rights Agreement with WOMF pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issuable upon the conversion of the Note and the exercise of the Warrant for public resale. The Company filed the registration statement on May 12, 2023 and it was declared effective on May 22, 2023. WOMF has also been granted piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Note and the exercise of the Warrant. Each of the Note and Warrant grants full ratchet anti-dilution protection to WOMF in the event that the Company issues common stock or rights to purchase common stock at a price less than the conversion or exercise price then in effect.

In May 2023, the Company issued a promissory note to WOMF in the principal amount of $437,500. The purchase price of the note was $350,000, representing a 20% original issue discount. The note is non-interest bearing except in the event of a default, in which case interest will accrue at a rate of 40% per annum in the event of a payment default and 18% per annum in the event of other defaults. The note becomes due on October 15, 2023. The principal balance outstanding at June 30, 2023 was $437,500.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

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

The Forbearance Agreement requires the Company and/or Company’s subsidiaries, Duramed, Inc. and Duramed MI, LLC (together the “Duramed Subsidiaries”) to remit to Arena on a monthly basis certain accounts receivable collected by the Company and/or the Duramed Subsidiaries until the total amount collected is $5,700,000. After the amount collected is $5,700,000, additional collections of these receivables are shared equally between the Company and Arena. The Company and the Duramed Subsidiaries have assigned their rights to these receivables to Arena.

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

As a condition to the closing of the sale of the Note and Warrant to the WOMF, certain terms of certain promissory notes previously issued by the Company were amended, including the following:

●	in consideration of an increase in the aggregate principal amount by $10,000 and an increase in the interest rate to 18% per annum, the holder of notes in the aggregate principal amount of $150,000 agreed to waive his right to require the Company to repay a $50,000 note upon the Company’s receipt of $1,500,000 of financing and extend maturity dates from November 18, 2021 and January 22, 2023 to September 1, 2023;

●	in consideration of the Company’s agreement to provide a product credit for future orders of $50,000, the holder of a promissory note in the principal amount of $150,000 agreed to extend the maturity date from August 10, 2022 to September 1, 2023;

●	the maturity date of a promissory note in the principal amount of $1,250,000 was extended from August 12, 2022 until the earlier of September 1, 2023 or the date that the Company completes an offering resulting in an uplisting of its common stock to the Nasdaq Capital Market; and

●	in consideration of the repayment of a total of $232,500 under the notes, the holders of promissory notes in the aggregate principal amount of $435,000 issued in October and November 2022 that bore interest at 18% per annum and were past due agreed to exchange the notes for new notes that mature on September 1, 2023 and bear interest at 15% per annum;

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6%. As of June 30, 2023, the total amount outstanding was $1,050,000.

Other Loans

On November 18, 2021, the Company entered into a $100,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 10% per annum and is due within twelve months or due on demand subsequently to any major funding received by the Company in excess of $3,000,000. As of June 30, 2023 the total amount outstanding was $100,000.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

During the year ended December 31, 2022, the Company entered into various agreements relating to the sales of future receivables for an aggregate purchase amount of approximately $450,000. The aggregate principal amounts are payable in weekly installments ranging from $2,917 through $453 until such time the obligations are fully satisfied. As of June 30, 2023, the total amounts outstanding were approximately $95,000.

On February 11, 2022, the Company entered into a $175,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within six months or due on demand subsequently to any major funding received by the Company in excess of $2,000,000. As of June 30, 2023 the total amount outstanding was $175,000.

On August 18, 2022, the Company entered into a $250,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within three months or due on demand subsequently to any major funding received by the Company in excess of $1,000,000. As of June 30, 2023 the total amount outstanding was $250,000.

On October 14, 2022, the Company entered into a $115,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of June 30, 2023 the total amount outstanding was $65,000.

On October 14, 2022, the Company entered into a $230,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of June 30, 2023 the total amount outstanding was $122,500.

On November 17, 2022, the Company entered into a $200,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on December 17, 2022. As of June 30, 2023 the total amount outstanding was $125,000.

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

June 30, 2023

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

Each share of Series C Preferred Stock has preference to payment of dividends, if and when declared by the Company, compared to shares of the Company’s common stock. Each Preferred Series C share is convertible into 1,667 shares of common stock. The shares of Series C Preferred Stock have voting rights as if fully converted.

On February 8, 2021, the Company’s Board of Directors approved the designation of the Series D Preferred Shares and the number of shares constituting such series, and the rights, powers, preferences, privileges and restrictions relating to such series. On March 27, 2021, the Company filed an amendment to its articles of incorporation to authorize 4,000 shares of a new Series D Preferred Stock with a par value of $0.001 each. All Series D Preferred Shares rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. Each Series D Preferred Share has voting rights equal to 667 shares of Common Stock, adjustable at any recapitalization of the Company’s stock. In the event of a liquidation event, whether voluntary or involuntary, each holder shall have a liquidation preference on a per-share amount equal to the par value of such holder’s Series D Preferred Shares. The holders shall not be entitled to receive distributions made or dividends paid to the Company’s other stockholders. Except as otherwise required by law, for as long as any Series D Preferred Shares remain outstanding, the Company shall have the option to redeem any outstanding share of Series D Preferred Shares at any time for a purchase price of par value per share of Series D Preferred Shares (“Price per Share”). Should the Company desire to purchase Series D Preferred Shares, the Company shall provide the Holder with written notice and a check or cash in an amount equal to the number of shares of Series D Preferred Shares being purchased multiplied by the Price per Share. The shares of Series D Preferred Shares so purchased shall be deemed automatically cancelled and the Holder shall return the certificates for such share to the Corporation.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

Note 10 – Stock Options

A summary of stock options activity for the six months ended June 30, 2023 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2023	1,056,666	$4.02	3.58
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, June 30, 2023	1,056,666	$4.02	3.33

There was no Stock-based compensation expense related to stock options during the six months ended June 30, 2023. Stock-based compensation expense related to stock options during the six months ended June 30, 2022 was $571,819.

Note 11 – Income Taxes

The Company’s income tax provisions for the three and six months ended June 30, 2023 and 2022 reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Note 12 – Related Party Transactions

For the six months ended June 30, 2022, the Company incurred fees to a service provider that is a relative of a director for professional services in the amount of $8,000.

Note 13 – Commitments and Contingencies

Lease Agreements

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

Rent expense for the six months ended June 30, 2023 and 2022 was $270,521 and $332,520, respectively.

At June 30, 2023, the future minimum lease payments under non-cancellable operating leases were:

Six months ended December 31, 2023	$370,263
Fiscal year 2024	469,818
$840,081

Note 14 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued and as of that date. There were no subsequent events that required adjustment or disclosure in the consolidated financial statements except as follows:

The Company formed Nascent Pharma, LLC in July 2023 to acquire and exploit certain patents. The Company has a 67% interest in Nascent Pharma, LLC.

In July 2023, the Company purchased 1,800,000 pounds of biomass that is ready for immediate processing. The Company issued 450,000 shares of its common stock (subject to potential adjustment) in payment of the purchase price for the biomass.

In July 2023, the Company issued 250,000 shares of common stock upon the conversion of a portion of the WOMF Note.

In July 2023, Ronald Silver resigned as a member of the Company’s Board of Directors.

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

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022.

Revenues decreased $850,409 from $1,271,002 in 2022 to $420,593 in 2023. The decrease is due to the normalization of sales activity with 2022 positively impacted by the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery.

Cost of product sales decreased $96,392 from $1,030,817 in 2022 to $934,425 in 2023 due to the decrease in sales as noted above.

Operating expenses decreased $491,014 from $1,798,794 in 2022 to $1,307,780 and net loss increased $381,127 from $1,645,886 in 2022 to $2,027,013 in 2023 as a result of decrease in revenue offset by a consulting fees, rent and other operating expenses.

Six months ended June 30, 2023 compared to three months ended June 30, 2022.

Revenues decreased $1,771,424 from $3,131,322 in 2022 to $1,359,898 in 2023. The decrease is due to the normalization of sales activity with 2022 positively impacted by the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery.

Cost of product sales decreased $762,145 from $2,221,147 in 2022 to $1,459,002 in 2023 due to the decrease in sales as noted above.

Operating expenses decreased $2,503,381 from $5,660,791 in 2022 to $3,256,514 and net loss decreased $1,364,733 from $5,130,783 in 2022 to $3,766,050 in 2023 as a result of decrease in revenue offset by a consulting fees, rent and other operating expenses.

Liquidity and Capital Resources

At June 30, 2023, the Company had cash and cash equivalents of $123,445 and negative working capital of $5,295,361. Cash and cash equivalents increased $50,251 from $73,194 at December 31, 2022 to $123,445 at June 30, 2023. For the six months ended June 30, 2023, $1,384,557 was provided by financing activities, $1,249,307 was used in operating activities, and $85,000 was used in investing activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no off-balance sheet arrangements.

The Company has $9.9 million aggregate principal amount of notes becoming due between September 1, 2023 and December 31, 2023. The Company plans to seek additional extensions of these notes or refinance the indebtedness. No assurance can be given that the Company will be successful in obtaining extensions or refinancing the indebtedness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2023, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period June 30, 2023 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In March 2023, the holder of a note in the principal amount of $250,000 instituted a collection action against the Company in the Circuit Court of the 11th Judicial District in and for Miami-Dade County, Florida. seeking payment of the principal amount and accrued interest.

Other than above, we are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2023, the Company issued There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on April 17, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2023, the Company issued 100,000 shares of common stock for services rendered. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with this issuance.

In May 2023, the Company issued 50,000 shares of common stock to a creditor in consideration for the creditor’s agreement to forbear from exercising remedies against the Company. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with this issuance.

In May 2023, the Company issued 125,000 shares of common stock in payment of the purchase price for certain equipment. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this issuance.

In June 2023, the Company issued 65,638 shares of common stock upon the conversion of a convertible note. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this issuance.

In June 2023, a shareholder agreed to the cancellation of 40,000 shares of common stock in connection with a resolution of a dispute with respect to a conversion of a note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company formed Nascent Pharma, LLC in July 2023 to acquire and exploit certain patents. The Company has a 67% interest in Nascent Pharma, LLC.

In July 2023, the Company purchased 1,800,000 pounds of biomass that is ready for immediate processing. The Company issued 450,000 shares of its common stock (subject to potential adjustment) in payment of the purchase price for the biomass.

In July 2023, Ronald Silver resigned as a member of the Company’s Board of Directors. Senator Silver’s resignation was not the result of any dispute with the Company.

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

Can B Corp.

Date: August 21, 2023	By:	/s/ Marco Alfonsi
Marco Alfonsi,
Chief Executive Officer

Date: August 21, 2023	By:	/s/ Stanley L. Teeple
Stanley L. Teeple,
Chief Financial Officer

