Form 10-Q
period 2023-09-30
Can B Corp
filed 2023-11-20
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 14, 2023 is 26,246,850.

Can B Corp.

FORM 10-Q

June 30, 2023

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$31,318	$73,194
Accounts receivable, less allowance for doubtful accounts of $1,023,759 and $985,082, respectively	6,612,539	6,586,210
Inventory	959,706	2,024,053
Note receivable	-	-
Prepaid expenses and other current assets	29,139	21,024
Total current assets	7,632,702	8,704,481

Other assets:
Deposits	235,787	165,787
Intangible assets, net	98,144	107,144
Property and equipment, net	4,453,317	5,432,357
Right of use assets, net	642,341	1,136,883
Other noncurrent assets	13,139	13,139
Total other assets	5,442,728	6,855,310

Total assets	$13,075,430	$15,559,791

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,047,337	$3,322,108
Due to related party	348,243	295,243
Notes and loans payable, net	7,841,799	7,951,196
Warrant liabilities	22,575	203,043
Operating lease liability - current	595,874	652,172
Total current liabilities	12,855,828	12,423,762

Long-term liabilities:
Notes and loans payable, net	-	-
Operating lease liability - noncurrent	-	438,104
Total long-term liabilities	-	438,104

Total liabilities	$12,855,828	$12,861,866

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, 5 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5,320,000	5,320,000
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 1,100 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,900,039	2,900,039
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 4,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Common stock, no par value; 1,500,000,000 shares authorized, 26,246,850 and 4,422,584 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	82,678,638	79,614,986
Common stock issuable, no par value; 36,248 shares at September 30, 2023 and December 31, 2022, respectively	119,586	119,586
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	10,396,274	8,006,822
Accumulated deficit	(100,622,261)	(92,690,834)
Total stockholders’ equity	219,602	2,697,925

Total liabilities and stockholders’ equity	$13,075,430	$15,559,791

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Product sales	$196,082	$2,629,636	$1,259,972	$4,855,293
Service revenue	222,875	258,488	518,883	1,164,153
Total revenues	418,957	2,888,124	1,778,855	6,019,446
Cost of revenues	1,235,647	1,029,180	2,694,649	3,250,327
Gross profit	(816,690)	1,858,944	(915,794)	2,769,119

Operating expenses	2,761,523	8,686,912	5,918,933	14,347,703

Loss from operations	(3,578,213)	(6,827,968)	(6,834,727)	(11,578,584)

Other income (expense):
Other income	-	9	-	-
Change in fair value of warrant liability	-	103,951	180,468	218,039
Gain on debt extinguishment	-	-	-	-
Interest expense	(585,417)	(165,993)	(1,335,799)	(659,394)
Other income (expense)	(1,747)	(3,975)	68,227	(4,820)
Other income (expense)	(587,164)	(66,008)	(1,087,104)	(446,175)

Loss before provision for income taxes	(4,165,377)	(6,893,976)	(7,921,831)	(12,024,759)

Provision for income taxes	-	-	9,596	-

Net loss	$(4,165,377)	$(6,893,976)	$(7,931,427)	$(12,024,759)

Loss per share - basic and diluted	$(0.36)	$(1.98)	$(1.08)	$(3.56)
Weighted average shares outstanding - basic and diluted	11,589,937	3,488,903	7,358,006	3,378,577

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Three Months Ended September 30, 2023 and 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock	Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Three months ended June 30, 2023

Balance, July 1, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	5,700,792	$80,300,211	$119,586	36,248	$(572,678)	$8,944,609	$(96,456,884)	$554,887

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	2,004,510	321,887	-	-	-	-	-	321,887

Issuance of common stock for purchase of inventory	-	-	-	-	-	-	-	-	675,000	175,500	-	-	-	-	-	175,500
Issuance of common stock for legal settlement	-	-	-	-	-	-	-	-	45,835	7,792	-	-	-	-	-	7,792
Issuance of common stock in lieu note repayments	-	-	-	-	-	-	-	-	8,795,461	1,029,942	-	-	-	-	-	1,029,942

Issuance of common stock for wages and salaries	-	-	-	-	-	-	-	-	6,940,118	589,216	-	-	-	-	-	589,216

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	2,085,134	254,090	-	-	-	-	-	254,090

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	1,451,665	-	1,451,665
Net loss	-	-	-	-	-	-	-	-	-	-		-	-	-	(4,165,377)	(4,165,377)

Balance, September 30, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	26,246,850	$82,678,638	$119,586	36,248	$(572,678)	$10,396,274	$(100,622,261)	$219,602

Three months ended September 30, 2022

Balance, July 1, 2022	5	$5,320,000	-	$-	23	$207,000	1,950	$2	3,445,749	$77,256,363	$119,586	36,248	$(572,678)	$6,206,822	$(82,897,442)	$5,639,653

Issuance of preferred stock	-	-	-	-	1,077	2,693,039	2,050	2	-	-		-	-	-	-	2,693,041
Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	397,634	1,246,184		-	-	-	-	1,246,184
Issuance of common stock resulting from exercise of warrants	-	-	-	-	-	-	-	-	18,227	8,641		-	-	-	-	8,641

Stock-based compensation	-	-	-	-	-	-	-	-	-	-		-	-	1,800,000	-	1,800,000
Net loss	-	-	-	-	-	-	-	-	-	-		-	-	-	(6,893,976)	(6,893,976)

Balance, September 30, 2022	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	3,861,610	$78,511,188	$119,586	36,248	$(572,678)	$8,006,822	$(89,791,418)	$4,493,543

See notes to consolidated financial statements

Nine Months Ended September 30, 2023 and 2022

	Series A		Series B		Series C		Series D				Common	Treasury		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Nine months ended September 30, 2023

Balance, January 1, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	4,422,584	$79,614,986	$119,586	36,248	$(572,678)	$8,006,822	$(92,690,834)	$2,697,925

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	2,732,360	917,694	-	-	-	-	-	917,694

Issuance of common stock for purchase of equipment	-	-	-	-	-	-	-	-	125,000	46,875	-	-	-	-	-	46,875
Warrants issued in connection with the issuance of convertible note	-	-	-	-	-	-	-	-	-	-	-	-	-	937,787	-	937,787
Issuance of common stock for for wages and salaries	-	-	-	-	-	-	-	-	6,940,118	589,216	-	-	-	-	-	589,216
Issuance of common stock for purchase of inventory	-	-	-	-	-	-	-	-	675,000	175,500	-	-	-	-	-	175,500
Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	2,510,492	296,633	-	-	-	-	-	296,633
Issuance of common stock or legal settlement	-	-	-	-	-	-	-	-	45,835	7,792	-	-	-	-	-	7,792

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	8,795,461	1,029,942	-	-	-	-	-	1,029,942

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	1,451665	-	1,451,665
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,931,427)	(7,931,427)

Balance, September 30, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	26,246,850	$82,678,638	$119,586	36,248	$(572,678)	$10,396,274	$(100,622,261)	$219,602
Nine months ended September 30, 2022
Balance, January 1, 2022	20	$28,440,000	-	$-	23	$207,000	1,950	$2	2,834,755	$49,676,847	$-	36,248	$(572,678)	$5,635,003	$(77,766,659)	$5,619,515

Conversion of Series A Preferred stock to Common stock	(15)	(23,120,000)	-	-	-	-	-	-	33,345	23,120,000	-	-	-	-	-	-

Issuance of preferred stock	-	-	-	-	1,077	2,693,039	2,050	2	-	-	-	-	-	-	-	2,693,041
Sale of common stock	-	-	-	-	-	-	-	-	51,282	500,000	-	-	-	-	-	500,000

Issuance of common stock in lieu of note interest repayments	-	-	-	-	-	-	-	-	10,150	73,078	-	-	-	-	-	73,078

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	709,642	3,266,458	119,586	-	-	-	-	3,386,044

Issuance of common stock for equipment	-	-	-	-	-	-	-	-	13,704	98,666	-	-	-	-	-	98,666

Issuance of common stock for asset acquisition	-	-	-	-	-	-	-	-	190,505	1,767,498	-	-	-	-	-	1,767,498
Issuance of common stock resulting from the exercise of warrants	-	-	-	-	-	-	-	-	18,227	8,641	-	-	-	-	-	8,641
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	2,371,819	-	2,371,819

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,024,759)	(12,024,759)

Balance, September 30, 2022	5	$5,320,000	0	$-	1,100	$2,900,039	4,000	$4	3,861,610	$78,511,188	$119,586	36,248	$(572,678)	$8,006,822	$(89,791,418)	$4,493,543

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net loss	$(7,931,427)	$(12,024,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,451,665	5,064,860
Stock-based wages and salaries	589,216	-
Depreciation	1,040,915	1,061,549
Amortization of intangible assets	9,000	23,906
Amortization of original-issue-discounts	522,274	324,987
Bad debt expense	38,631	316,136
Impairment of intangible assets	-	252,462
Loss on sale of property and equipment	-	309,000
Cancellation of debt	(110,000)	-
Change in fair value of warrant liability	(180,468)	(218,039)
Stock-based interest expense	296,633	73,078
Stock-based consulting expense	917,694	3,386,044
Changes in operating assets and liabilities:
Accounts receivable	(64,960)	(3,706,157)
Inventory	1,239,847	294,424
Prepaid expenses	(8,115)	(14,210)
Operating lease right-of-use asset	140	(26,536)
Accounts payable and accrued expenses	733,022	1,462,301
Net cash used in operating activities	(1,455,933)	(3,420,954)

Investing activities:
Purchase of property and equipment	(15,000)	-
Deposits paid	(70,000)	-
Net cash used in investing activities	(85,000)	-

Financing activities:
Net proceeds received from notes and loans payable	2,255,000	2,854,853
Proceeds from sale of common stock	-	500,000
Repayments of notes and loans payable	(630,943)	(347,693)
Deferred financing costs	(178,000)	(77,706)
Amounts received from/repaid to related parties, net	53,000	76,970
Net cash provided by financing activities	1,499,057	3,006,424

Decrease in cash and cash equivalents	(41,876)	(414,530)
Cash and cash equivalents, beginning of period	73,194	449,001
Cash and cash equivalents, end of period	$31,318	$34,471

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$72,346
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayment of notes payable	$1,029,942	$-
Issuance of common stock in asset acquisitions	$-	$1,767,498
Issuance of common stock for property and equipment	$46,875	$-
Debt discount associated with warrant liability	$273,529	$357,049
Conversion of Series A Preferred stock to common stock	$-	$-
Issuance of common stock resulting from exercise of warrants	$-	$8,641
Issuance of common stock warrants in connection with convertible promissory note	$937,787	$-

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

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

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of September 30, 2023, the Company had cash and cash equivalents of $31,318 and negative working capital of $5,195,758. For the nine months ended September 30, 2023 and 2022, the Company had incurred losses of $7,931,427 and $12,024,759, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

September 30, 2023

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

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 3: Summary of Significant Accounting Policies” of our 2022 Form 10-K.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

Segment reporting

As of September 30, 2023, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net loss.

Note 4 – Fair Value Measurements

The carrying value and fair value of the Company’s financial instruments are as follows:

September 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$22,575	$22,575

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$203,043	$203,043

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of	September 30, 2023	December 31, 2022
Stock price	$0.07	$1.30
Exercise price	$6.40	$6.40
Remaining term (in years)	3.75	0.46
Volatility	171.8%	159%
Risk-free rate	4.6%	3.99%
Expected dividend yield	—%	—%

The warrant liabilities will be remeasured at each reporting period with changes in fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the warrant liabilities was as follows:

Warrant liabilities
Estimated fair value at December 31, 2021	$-
Issuance of warrant liabilities	357,053
Change in fair value	(218,039)
Estimated fair value at September 30, 2022	$130,373

Estimated fair value at December 31, 2022	$203,043
Change in fair value	(180,468)
Estimated fair value at September 30, 2023	$22,575

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

Note 5 – Inventories

Inventories consist of:

	September 30,	December 31,
	2023	2022
Raw materials	$447,206	$829,844
Finished goods	512,500	1,194,209
Total	$959,706	$2,024,053

Note 6 – Property and Equipment

Property and equipment consist of:

	September 30,	December 31,
	2023	2022
Furniture and fixtures	$21,724	$21,724
Office equipment	12,378	12,378
Manufacturing equipment	6,828,083	6,766,208
Medical equipment	776,396	776,396
Leasehold improvements	26,902	26,902
Total	7,665,483	7,603,608
Accumulated depreciation	(3,212,166)	(2,171,251)
Net	$4,453,317	$5,432,357

Depreciation expense related to property and equipment was $1,040,915 and $1,061,549 for the nine months ended September 30, 2023 and 2022, respectively.

Note 7 – Intangible Assets

Intangible assets consist of:

	September 30,	December 31,
	2023	2022
Technology, IP and patents	$119,998	$119,998
Total	119,998	119,998
Accumulated amortization	(21,854)	(12,854)
	$98,144	$107,144

Amortization expense was $9,000 and $23,906 for the nine months ended September 30, 2023 and 2022, respectively.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

Amortization expense for the balance of 2023, and for each of the next five years and thereafter is estimated to be as follows:

three months ended December 31, 2023	$3,000
Fiscal year 2024	12,000
Fiscal year 2025	12,000
Fiscal year 2026	12,000
Fiscal year 2027	12,000
Thereafter	47,144
$98,144

Note 8 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The original principal amount of the note was $2,675,239 and the proceeds are to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 228,419 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 228,419 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. The principal balance outstanding at September 30, 2023 was $2,400,997.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The original principal amount of the note was $102,539 and the proceeds are to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 8,755 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 8,755 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. The principal balance outstanding at September 30, 2023 was $87,773.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The original principal amount of the note was $1,193,135 and the proceeds are to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 101,978 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 101,978 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. The principal balance outstanding at September 30, 2023 was $1,073,250.

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The original principal amount of the note was $306,865 and the proceeds are to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 26,228 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 26,228 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. The principal balance outstanding at September 30, 2023 was $276,750.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

On January 1, 2022, the Company entered into a convertible promissory note (“Empire Note”) with Empire Properties, LLC (“Empire”). The original principal amount of the note was $52,319 and the proceeds are to be utilized for working capital purposes. The note matured on December 31, 2022 or due on demand subsequent to any major funding received by the Company in excess of $5,000,000 and all principal, accrued and unpaid interest is due at maturity at a rate of 8% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at September 30, 2023 was $52,319.

In March 2022, the Company entered into a convertible promissory note (“BL Note”) with Blue Lake Partners, LLC (“BL”). The original principal amount of the note was $250,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the BL Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to BL are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the BL Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $66,667 under the BL Note, BL agreed to extend the maturity date of the BL Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that BL can require the Company to apply to the repayment of the BL Note from 50% to 33%. The principal balance outstanding at September 30, 2023 was $102,623 and the BL Note is past due.

In March 2022, the Company entered into a convertible promissory note (“MH Note”) with Mast Hill Fund, LP (“MH”). The original principal amount of the note was $350,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the MH Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to MH are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the MH Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $93,333 under the MH Note, MH agreed to extend the maturity date of the MH Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that MH can require the Company to apply to the repayment of the MH Note from 50% to 33%. The principal balance outstanding at September 30, 2023 was $256,667 and the MH Note is past due.

In April 2022, the Company entered into a convertible promissory note (“FM Note”) with Fourth Man, LLC (“FM”). The original principal amount of the note was $150,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of April 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the FM Note was issued with 23,437 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 23,437 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to FM are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the FM Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $40,000 under the FM Note, FM agreed to extend the maturity date of the FM Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that FM can require the Company to apply to the repayment of the FM Note from 50% to 33%. On June 30th, 2023 the Company entered into a Settlement and Mutual Release Agreement to extinguish the $110,000 principal outstanding on the FM Note. As of September 30, 2023 the FM Note had been satisfied in full.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

In June 2022, the Company entered into a convertible promissory note (“Alumni Note”) with Alumni Capital, LP (“Alumni”). The original principal amount of the note was $62,500 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of June 6, 2023 which was extended until September 1, 2023 effective February 27, 2023. All principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The holder can require the full payment of the note if the Company completes an offering of its common stock that results in an uplisting of its common stock to a national securities exchange. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the Alumni Note was issued with 9,766 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 9,766 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to Alumni are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the Alumni Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at September 30, 2023 was $62,500.

In August 2022, the Company entered into a convertible promissory note (“WN”) with Walleye Opportunities Master Fund Ltd. (“WOMF”). The original principal amount of the note was $385,000 and the proceeds are to be utilized for working capital purposes. The note originally matured on August 30, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the WN Note was issued with 71,296 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 71,296 shares of the Company’s common stock at an exercise price of $5.40 per share. The common stock purchase warrants issued to WOMF are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the WN with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at September 30, 2023 was $385,000.

In January 2023 the Company entered into a convertible promissory note (“Tysadco Note VI”) with Tysadco Partners, LLC (“Tysadco”). The original principal amount of the note was $100,000 and the proceeds are to be utilized for working capital purposes. The note had a maturity date of April 12, 2023, and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. Effective January 31, 2023, Tysadco agreed to exchange the Tysdaco Note VI and other notes held by Tysdaco in the aggregate principal amount of $752,000 having maturity dates between August 24, 2022 and March 19, 2023 for a single note that matured on September 1, 2023. Contemporaneous with this exchange, Tysadco assigned the combined note to ClearThink Capital Partners, LLC and the Company issued 130,000 shares of common stock to ClearThink Capital Partners, LLC. The conversion options contained in the combined note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance of the combined note at September 30, 2023 was $1,007,500 and the combined note is past due.

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

September 30, 2023

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

The Company may elect to pay all or a portion of a monthly installment due under the Note by converting such amount into shares of the Company’s common stock at a price of $4.00 per share, subject to adjustment in accordance with the terms of the Note. As of September 30, 2023, the adjusted conversion price was $.0772. If the Company does not pay an installment when due it is deemed an election by the Company to convert the installment payment into common stock at a price equal to the lower of $4.00 per share or 90% of the lowest daily volume weighted average price of the common stock during the five trading days preceding the conversion date. WOMF has the right to determine the timing of any such conversion. WOMF may elect at any time to convert amounts payable under the Note into shares of the Company’s common stock at a conversion price of $4.00 per share, subject to adjustment in accordance with the terms of the Note. The Company did not pay the installments due under the Note on April 27, 2023, May 1, 2023, June 1, 2023, July 1, 2023, August 1, 2023 and September 1, 2023 in cash. As a result, these installment payments will be converted into common stock at such time as WOMF elects to effect the conversions.

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

In May 2023, the Company issued a promissory note to WOMF in the principal amount of $437,500. The purchase price of the note was $350,000, representing a 20% original issue discount. The note is non-interest bearing except in the event of a default, in which case interest will accrue at a rate of 40% per annum in the event of a payment default and 18% per annum in the event of other defaults. The note becomes due on October 15, 2023. The principal balance outstanding at September 30, 2023 was $256,893.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

Forbearance and Amendment of Outstanding Notes.

Contemporaneous with the sale of the Note and Warrant to WOMF, ASOP and ASOF (collectively, “Arena”), who hold promissory notes with an unpaid principal balance of approximately $3,877,000 which became due on April 30, 2022 (the “Arena Notes”), entered into a Forbearance Agreement with the Company pursuant to which they agreed to forbear from exercising remedies under the Arena Notes until December 31, 2024 provided that the Company does not default on its obligations under the Forbearance Agreement. In September 2023, Arena notified the Company that it was in default of certain obligations under the Forbearance Agreement but did not declare an acceleration of the indebtedness.

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

As a condition to the closing of the sale of the Note and Warrant to the WOMF, certain terms of certain promissory notes previously issued by the Company were amended, including the following:

●	in consideration of an increase in the aggregate principal amount by $10,000 and an increase in the interest rate to 18% per annum, the holder of notes in the aggregate principal amount of $150,000 agreed to waive his right to require the Company to repay a $50,000 note upon the Company’s receipt of $1,500,000 of financing and extend maturity dates from November 18, 2021 and January 22, 2023 to September 1, 2023;

●	in consideration of the Company’s agreement to provide a product credit for future orders of $50,000, the holder of a promissory note in the principal amount of $150,000 agreed to extend the maturity date from August 10, 2022 to September 1, 2023;

●	the maturity date of a promissory note in the principal amount of $1,250,000 was extended from August 12, 2022 until the earlier of September 1, 2023 or the date that the Company completes an offering resulting in an uplisting of its common stock to the Nasdaq Capital Market; and

●	in consideration of the repayment of a total of $232,500 under the notes, the holders of promissory notes in the aggregate principal amount of $435,000 issued in October and November 2022 that bore interest at 18% per annum and were past due agreed to exchange the notes for new notes that matured on September 1, 2023 and bear interest at 15% per annum;

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6%. As of September 30, 2023, the total amount outstanding was $1,460,948 and the note is past due.

Other Loans

On November 18, 2021, the Company entered into a $100,000 unsecured promissory note agreement with a lender. The promissory note accrued interest at a rate of 10% per annum and was due within twelve months of issuance or due on demand subsequent to any major funding received by the Company in excess of $3,000,000. As of September 30, 2023 there was no principal outstanding.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

During the year ended December 31, 2022, the Company entered into various agreements relating to the sales of future receivables for an aggregate purchase amount of approximately $450,000. The aggregate principal amounts are payable in weekly installments ranging from $2,917 through $453 until such time the obligations are fully satisfied. As of September 30, 2023, the total amounts outstanding were approximately $95,000.

On February 11, 2022, the Company entered into a $175,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within six months or due on demand subsequently to any major funding received by the Company in excess of $2,000,000. As of September 30, 2023 the total amount outstanding was $175,000.

On August 18, 2022, the Company entered into a $250,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within three months or due on demand subsequently to any major funding received by the Company in excess of $1,000,000. As of September 30, 2023 the note has been satisfied in full.

On October 14, 2022, the Company entered into a $115,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of June 30, 2023 the total amount outstanding was $65,000.

On October 14, 2022, the Company entered into a $230,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of September 30, 2023 no principal was outstanding.

On November 17, 2022, the Company entered into a $200,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on December 17, 2022. As of September 30, 2023 the total amount outstanding was $125,000.

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

September 30, 2023

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

Note 10 – Stock Options

A summary of stock options activity for the nine months ended September 30, 2023 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2023	1,056,666	$4.02	3.58
Granted	11,166,655	0.12	4.88
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, September 30, 2023	12,223,331	$3.08	3.89

Stock-based compensation expense related to stock options during the nine months ended September 30, 2023 and 2022 was $1,451,665 and $2,371,819, respectively.

Note 11 – Income Taxes

The Company’s income tax provisions for the three and nine months ended September 30, 2023 and 2022 reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Note 12 – Related Party Transactions

For the nine months ended September 30, 2022, the Company incurred fees to a service provider that is a relative of a director for professional services in the amount of $13,100.

Note 13 – Commitments and Contingencies

Lease Agreements

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

Rent expense for the nine months ended September 30, 2023 and 2022 was $292,873 and $595,104, respectively.

At September 30, 2023, the future minimum lease payments under non-cancellable operating leases were:

three months ended December 31, 2023	$185,557
Fiscal year 2024	469,818
$655,375

Note 14 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued and as of that date. There were no subsequent events that required adjustment or disclosure in the consolidated financial statements except as follows:

On October 27, 2023, the Company completed the sale of a promissory note (the “Initial Note”) in the principal amount of $156,250 to WOMF pursuant to a Securities Purchase Agreement between the Company and the WOMF (the “Stock Purchase Agreement”). The purchase price of the Note was $125,000, representing a 20% original issue discount. The Initial Note is non-interest bearing, except in the case of the event of a default, in which case interest will accrue from the date of the default at a rate equal to the lower of 18% per annum or the maximum rate permitted by law. The Initial Note becomes due on October 27, 2024.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

WOMF may elect to convert the principal amount of the Initial Note and default interest, if any, subject to adjustment at a price equal to 90% of the lowest daily volume weighted average price of the common stock during the fifteen trading days preceding the conversion date.

WOMF and/or investors introduced by WOMF may purchase up to an additional $1,693,750 aggregate principal amount of notes having terms substantially similar to the Initial Note (the “New Notes” and collectively with the Initial Note, the “Notes”). In addition to the principal and interest payment obligations under the Notes, the Company has agreed to pay and/or cause its newly formed 70% owned subsidiary, Nascent Pharma, LLC (“Nascent”,) to pay WOMF fifteen percent (15%) of all amounts that would otherwise be distributable to the Company by Nascent until WOMF receives distributions in the aggregate amount that equal the sum of (a) 200% of the purchase price of notes previously issued by the Company to WOMF plus (b) 200% of the principal amount of certain notes previously issued by the Company and acquired by WOMF from a third party plus (c) 100% of the purchase price of Notes purchased pursuant to the Stock Purchase Agreement; provided, however, if WOMF and/or other investors purchase $1,875,000 aggregate principal amount of Notes pursuant to the Stock Purchase Agreement, the obligation to pay 100% of the purchase price of the Notes shall be increased to 200% of the purchase price of such Notes. The amounts distributable by Nascent to the Company, if any, will represent the proceeds of Nascent’s enforcement of certain patents it is seeking to acquire. Nascent has not yet acquired such patents and no assurance can be given that it will be able to complete such acquisition. Under the terms of the Stock Purchase Agreement, the purchase of New Notes by WOMF and/or investors introduced by WOMF is subject to, among other things, Nascent’s acquisition of the patents. If Nascent does not complete the acquisition of the patents, the Company does not expect that any New Notes will be purchased and the Company will have no obligation to pay additional consideration to WOMF.

In the event of a default under a Note, the Company shall be required to pay the holder of the Note an amount equal to the amount determined by multiplying the principal amount of the Note then outstanding plus default interest by 135%, plus costs of collection. WOMF may elect to accept payment of any such amount in cash and/or shares of the Company’s common stock, valued for this purpose at the lower of the conversion price then in effect or a 60% discount to the lowest volume weighted average price of the common stock during the five trading days preceding the conversion date.

WOMF has been granted a right of first refusal to participate in future financing transactions conducted by the Company.

The Company has entered into a Registration Rights Agreement with WOMF pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission by December 11, 2023 to register for public resale the shares of common stock issuable upon the conversion of the Note and a consolidated note issued to WOMF in the principal amount of $1,354,210 (the “Consolidated Note”) which combined certain notes held by WOMF into a single Note. If the Company fails to file the registration statement by December 11, 2023 or have the registration statement declared effective by the deadlines set forth in the Registration Rights Agreement, the Company will be required to make a payment of 2% of the amount then owed under the Note and the Consolidated Note for each 30 day period after the applicable deadline that the Company does not file the registration statement or the registration statement is not declared effective. WOMF has also been granted piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Notes it acquires and the Consolidated Note. Each of the Initial Note and Consolidated Note grants full ratchet anti-dilution protection to WOMF in the event that the Company issues common stock or rights to purchase common stock at a price less than the conversion or exercise price then in effect.

The Initial Note contains and the New Notes will contain a provision which provides that the holder will not be converted if the conversion would result in the holder becoming the beneficial owner of more than 9.99% of the Company’s outstanding common stock.

In July 2023, the Company moved its Pure Health Products operations from Lacey, Washington to Colorado.

In November 2023, the Company’s wholly owned subsidiary, Pure Health Products, LLC, ceased manufacturing the Brook Burke Body, Inc. (“BBB”) Longevity Superfood drink mix product for shipment to Forever Brands’ customers due to the termination of the agreement between BBB and Forever Brands.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp.

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as sam® units with and without CBD infused pads, are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka Duramed NJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”); however, the Company has just recently begun extracting cannabinol (“CBN”) and cannabigerol (“CBG”) for wholesale to third-parties looking to incorporate such compounds into their products through its wholly owned subsidiaries, Botanical Biotech, LLC (incorporated March 10, 2021) and TN Botanicals LLC and CO Botanicals LLC (both incorporated in August 2021). The three subsidiaries have also begun synthesizing Delta-8 and Delta-10 from hemp. Delta-8 can produce similar, though less potent, effects as delta-9 (commonly referred to as THC); however, the legality of hemp derived delta-8 is in a gray area.

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

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022.

Revenues decreased $2,469,167 in 2023. The decrease is due to the normalization of sales activity with 2022 positively impacted by the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery.

Cost of product sales increased $206,467 in 2023 due to the decrease in sales as noted above offset by certain inventory adjustments.

Operating expenses decreased $5,925,389 and net loss improved by $2,728,599 in 2023 as a result of decrease in revenue offset by a consulting fees, rent and other operating expenses.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022.

Revenues decreased $4,240,591 in 2023. The decrease is due to the normalization of sales activity with 2022 positively impacted by the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery.

Cost of product sales decreased $555,678 in 2023 due to the decrease in sales as noted above.

Operating expenses decreased $8,428,770 and net loss improved by $4,093,332 in 2023 as a result of decrease in revenue offset by a consulting fees, rent and other operating expenses.

Liquidity and Capital Resources

At September 30, 2023, the Company had cash and cash equivalents of $31,318 and negative working capital of $5,195,758. Cash and cash equivalents decreased $41,876. For the nine months ended September 30, 2023, $1,499,057 was provided by financing activities, $1,455,933 was used in operating activities, and $85,000 was used in investing activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no off-balance sheet arrangements.

As of September 30, 2023 the Company had $2.8 million aggregate principal amount of notes that are past due and an $6.5 million aggregate principal amount of notes becoming due between October 1, 2023 and December 31, 2023. The Company plans to seek additional extensions of these notes or refinance the indebtedness. No assurance can be given that the Company will be successful in obtaining extensions or refinancing the indebtedness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2023, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period September 30, 2023 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In March 2023, the holder of a note in the principal amount of $250,000 instituted a collection action against the Company in the Circuit Court of the 11th Judicial District in and for Miami-Dade County, Florida. seeking payment of the principal amount and accrued interest. The note has been acquired by WOMF and the suit has been dismissed.

Other than above, we are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2023, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on April 17, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2023, the Company issued 675,000 shares of common stock in payment of the purchase price of hemp biomass. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with this transaction.

In July 2023, the Company issued 400,000 shares of common stock in connection with a forbearance arrangement reached with a creditor. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

During the three months ended September 30, 2023, the Company issued 4,723,686 shares of common stock upon the conversion of convertible notes. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933 in connection with these issuances.

During the three months ended September 30, 2023, the Company issued 45,835 shares of common stock in connection with the resolution of a dispute between two third parties. The Company relied upon the exemption provided by Section 4(2) of the Securities Act, in connection with this transaction.

In September 2023, the Company issued 384,616 shares of common stock in satisfaction of amounts owed under outstanding invoices. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In September 2023, the Company issued 5,043,286 shares of common stock in exchange for the cancellation of certain promissory notes. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In September 2023, the Company issued 962,077 shares of common stock in settlement of outstanding invoices. The Company relied upon the exemption provided by Section 4(2) of the Securities Act, in connection with this transaction.

In September 2023, the Company issued 464,409 shares of common stock in partial payment of an outstanding loan. The Company relied upon the exemption provided by Section 4(2) of the Securities Act, in connection with this transaction.

In September 2023, the Company issued 25,719 shares of common stock upon the cashless exercise of a warrant. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933in connection with this transaction.

During the three months ended September 30, 2023, the Company issued 657,867 shares of common stock to consultants for services rendered. The Company relied upon the exemption provided by Section 4(2) of the Securities Act, in connection with these transactions.

During the three months ended September 30, 2023, the Company issued options to purchase a total of 11,166,665 shares of common stock at an exercise price of $.12 per share to employees, officer, directors and consultants. The Company relied upon the exemption provided Section 4(2) of the Securities Act in connection with these issuances.

In September 2023 the Company issued 6,940,118 shares of common stock to officers of the Company in payment of accrued compensation. The Company relied upon the exemption provided by Section 4(2) of the Securities Act, in connection with these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In September 2023, Arena Special Opportunities Partners I, LP and Arena Special Opportunities Fund, LP provided notice to the Company that it is in default of certain terms of their Forbearance Agreement with the Company dated as of February 27, 2023 and thus have right to accelerate the payment of the Company’s obligations under the $3.8 million aggregate principal of notes held by them.

As of September 30, 2023, notes payable in the aggregate principal amount of $2.8 million were past due.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this offering circular:

Exhibit	Description

3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
4.1	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
4.2	Articles of Amendment designating Series B Preferred Stock rights(1)
4.3	Articles of Amendment designating Series C Preferred Stock rights(7)
4.4	Articles of Amendment designating Series D Preferred Stock rights(10)
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020(10)
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020(10)
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020(10)
10.4	Employment Agreement with Phil Scala dated December 29, 2020(10)
10.5	Commission Agreement with Andrew Holtmeyer(10)
10.6	Employment Agreement with Bradley Lebsock(10)
10.7	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.8	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.9	Arena Securities Purchase Agreement(10)
10.10	ASOF Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.11	ASOF Warrant to Purchase Common Stock(10)
10.12	ASOP Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.14	ASOP Warrant to Purchase Common Stock(10)
10.15	Arena Security Agreement(10)
10.16	Arena Intellectual Property Security Agreement(10)
10.17	Arena Registration Rights Agreement(10)
10.18	Arena Holding Escrow Agreement(10)
10.19	Arena Guaranty Agreement from Company Subsidiaries(10)
10.20	Amendment to 2020 ASOF Promissory Note(11)
10.21	Amendment to 2020 ASOP Promissory Note(11)
10.22	2021 Arena Securities Purchase Agreement(11)
10.23	2021 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.24	2021 ASOF Warrant to Purchase Common Stock(11)
10.25	2021 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.26	2021 ASOP Warrant to Purchase Common Stock(11)
10.27	2021 Arena Registration Rights Agreement(11)
10.28	2021 Addendum to Arena Security Agreement(11)
10.29	2021 Addendum to Arena Intellectual Property Security Agreement(11)
10.30	2021 Addendum to Arena Guaranty Agreement from Company Subsidiaries(11)
10.31	Asset Acquisition Agreement with Imbibe(10)
10.32	Equipment Acquisition Agreement with TWS(12)
10.33	Promissory Note to TWS(12)
10.34	Asset Purchase Agreement with MCB(12)

10.35	Commercial Lease with Makers Developments LLC(13)
10.36	Single-Tenant NNN Lease Agreement with CS2 Real Estate Holdings, LLC(13)
10.37	Commercial Lease with Red Road Business Park(13)
10.38	Asset Acquisition Agreement with various Sellers (Botanical Biotech)(10)
10.39	PrimeX Distribution Agreement(15)
10.40	American Development Partners development agreement(15)
10.41	Mast Hill Securities Purchase and Related Agreements(14)
10.42	Blue Lake Partners Securities Purchase and Related Agreements(14)
10.43	Blue Lake Partners Securities Purchase and Related Agreements(16)
10.44	Extension and Amendment to Arena Transactional Documents(16)
10.45	Amended Placement Agent Agreement(18)
10.46	Alumni Capital Securities Purchase and Related Documents(19)
10.47	Arena Exchange Agreement(20)
10.48	Agreement with Forever Bradst(21)
10.49	Promissory Note Modification Agreement with TWS Pharma LLC(22)
10.50	Walleye Securities Purchase Agreement(22)
10.51	Walleye Promissory Note(22)
10.52	Walleye Revenue Pledge and Security Agreement(22)
10.53	Walleye Common Stock Purchase Warrant(22)
10.54	Amendment to Walleye Common Stock Purchase Agreement(22)
10.56	Walleye Registration Rights Agreement(22)
10.57	Arena Forbearance Agreement(22)
10.58	Amendment No. 2 to Blue Lake Partners Promissory Note and Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.59	Amendment No. 2 to Mast Hill Fund Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.60	Amendment No. 2 to Fourth Man Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.61	Walleye May 2023 Promissory Note(23)
10.62	Securities Purchase Agreement dated as of October 26, 2023 between Can B Corp. and Walleye Opportunities Master Fund Ltd.(24)
10.63	Promissory Note dated October 27, 2023 issued by Can B Corp. to Walleye Opportunities Master Fund Ltd.(24)
10.64	Consolidated Note dated October 27, 2023 issued by Can B Corp. to Walleye Opportunities Master Fund Ltd.(24)
10.65	Distribution and Assignment Agreement dated as of October 27, 2023 among Can B Corp, Nascent Pharma, LLC and Walleye Opportunities Master Fund Ltd.(24)
10.66	Registration Rights Agreement dated as of October 27, 2023 between Can B Corp and Walleye Opportunities Master Fund Ltd.(24)
14.1	Code of Ethics(1)
21.1	List of Subsidiaries(10)
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part II, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part II, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.
(10)	Filed with the Annual Report on Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(11)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 21, 2021 and incorporated herein by reference.
(12)	Filed with the Current Report on Form 8-K filed with the SEC on August 17, 2021 and incorporated herein by reference.
(13)	Filed with the Current Report on Form 8-K filed with the SEC on September 1, 2021 and incorporated herein by reference.
(14)	Filed with the Current Report on Form 8-K filed with the SEC on March 31, 2022 and incorporated herein by reference.
(15)	Filed with the Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(16)	Filed with the Current Report on Form 8-K filed with the SEC on April 29, 2022 and incorporated herein by reference.
(17)	Filed with Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference.
(18)	Filed with Form S-1/A filed with the SEC on May 25, 2022 and incorporated herein by reference.
(19)	Filed with the Current Report on Form 8-K filed with the SEC on June 15, 2022 and incorporated herein by reference.
(20)	Filed with Form S-1/A filed with the SEC on June 30, 2022 and incorporated herein by reference.
(21)	Filed with the Current Report on Form 8-K filed with the SEC on July 25, 2022 and incorporated herein by reference.
(22)	Filed with the Annual Report on Form 10-K filed with the SEC on April 17, 2023 and incorporated herein by reference.
(23)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 22, 2023 and incorporated herein by reference.
(24)	Filed with the Current Report on Form 8-K filed with the SEC on November 3, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Can B Corp.

Date: November 20, 2023	By:	/s/ Marco Alfonsi
Marco Alfonsi,
Chief Executive Officer

Date: November 20, 2023	By:	/s/ Stanley L. Teeple
Stanley L. Teeple,
Chief Financial Officer

