Form 10-K
period 2023-12-31
Can B Corp
filed 2024-04-15
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2023, was $1,017,685 based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of April 12, 2024, the registrant had outstanding 49,344,230 shares of common stock, $0.00 par value per share.

Can B̅ Corp.

2023 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management’s current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

●	strategy;
●	new product discovery and development;
●	current or pending clinical trials;
●	our products’ ability to demonstrate efficacy or an acceptable safety profile;
●	actions by regulatory authorities;
●	product manufacturing, including our arrangements with third-party suppliers;
●	product introduction and sales;
●	royalties and contract revenues;
●	expenses and net income;
●	credit and foreign exchange risk management;
●	liquidity;
●	value of assets
●	asset and liability risk management;
●	the outcome of litigation and other proceedings;
●	intellectual property rights and protection;
●	economic factors;
●	competition; and
●	legal risks.

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

Recent Developments

In February 2024, our 67% owned subsidiary, Nascent Pharma, LLC (“Nascent”), acquired composition of matter and use patents covering liquid formulations of cannabis, including, among other things, beverages, tinctures, vape pen liquids and liquid filled capsules. Patented uses include using the liquid formulations to alleviate numerous debilitating conditions, including cancer, irritable bowel syndrome, chronic pain, post-traumatic stress disorder, anxiety, sleep disorders and opioid dependencies. Through Nascent, we plan to pursue opportunities to license, protect and develop uses for the patents.

An independent valuation firm valued the patents at $122,000,000 in 2020, after taking into account the present value of projected income streams, applying a 90% discount and assuming a revenue stream through August 2034. No assurance can be given that the patents will ultimately provide a revenue stream to the Company or that the value of the patents will equal the value determined by the independent valuation firm.

On March 14, 2024, an auction of the assets of our hemp division was conducted under Article 9 of the Uniform Commercial Code following allegations by certain affiliated creditors that we were in breach of our obligations under certain notes and a forbearance agreement. See “Item 3. Legal Proceedings.”

Following the auction, we have continued our hemp operations on a reduced scale using equipment provided by third parties and the services of third-party processors. Historically, revenues from our hemp division supported, in part, our durable medical equipment business conducted through Duramed, Inc. Due to reduced support from the hemp division, Duramed, Inc. is operating with reduced staff which has adversely impacted revenues. While we plan to continue our hemp and durable medical equipment operations for the near term, our primary focus will be on protecting and commercializing the cannabis patents recently acquired by Nascent.

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

Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) is the Company’s manufacturing arm. PHP manufactures all of the Company’s CBD products.

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

The Company currently has two in-house branded CBD products that are manufactured by PHP and sold to consumers, Canbiola™ and Pure Leaf Oil™.

The Company’s Canbiola™ CBD products are sold via medical professionals under distribution agreements and directly by the Company via its website. The Canbiola™ assets are held directly by the Company and include tinctures, soaps, bath soaks, cryo-gel, salves, massage oils, powders, capsules, and roll-ons.

All finished products are stored for time- quality measurement, and each batch of every product is sent to an independent third-party lab for a Certificate of Analysis (“COA”) of the finished products. These COA’s are both listed on our web site and available via the QR code on every retail package.

In the 3rd quarter of 2023, the PHP assets were consolidated into the CO Botanicals facility and operations in Fort Morgan, CO and the Lacey, WA facility was closed. Should the Superfood product line acquire new customers, all future production will be from the Fort Morgan Colorado CO Botanicals facilities.

II-	Hemp Operating Division

The Company’s hemp operating division performs R&D for the Company including for CBN, CBG, delta-8 and delta-10. It also produces industrial hemp and processes hemp biomass, isolate and isomers.

Around March 17, 2021, the Company acquired assets through its newly formed, wholly-owned subsidiary, Botanical Biotech, LLC, a Nevada limited liability company (“BB” or “Botanical Biotech”). Such assets include certain materials and manufacturing equipment and marketing or promotional designs, brochures, advertisements, concepts, literature, books, media rights, rights against any other person or entity in respect of any of the foregoing and all other promotional properties, in each case primarily used, developed or acquired by the Sellers for use in connection with the ownership and operation of the BB Assets.

Around August 12, 2021, the Company and CO Botanicals LLC, a Nevada limited liability company and wholly owned subsidiary of CANB (“COB”), acquired hemp processing assets from TWS Pharma, LLC, a Wisconsin limited liability company and L7 TWS Pharma, LLC, a Wisconsin limited liability company. COB operates out of Mead, CO.

Around August 13, 2021, the Company and TN Botanicals LLC, a Nevada limited liability company and wholly owned subsidiary of CANB (“TNB”), acquired assets from Music City Botanicals, LLC, a Wisconsin limited liability company (“MCB”) including certain equipment, inventory, and intellectual property. In late 2022 the assets from TN Botanicals LLC were moved into consolidated operations under CO Botanicals, LLC in Ft. Morgan, CO.

From its Miami lab, the Company processed hemp isolate into isomers such as CBN, CBG, delta-8 and delta-10. At its Tennessee location, the Company produced industrial hemp, processes hemp biomass to isolate, processes isolate to isomers such as CBN, CBG, delta-8 and delta-10, and performed research and development on cannabinoids such as such as CBN, CBG, delta-8, delta-10, CBD and CBDA. At its Colorado facilities, the Company produces industrial hemp and processes hemp biomass to isolate. The biomass and isolate processed by the Company may be produced by the Company or purchased from third parties. All of the Company’s end products contain .3% or less of THC (delta-9). In late 2022 the Company also closed its FL facility and moved the operating assets to Ft. Morgan, CO under the CO Botanicals, LLC operations.

III-	Durable Medical Equipment

Through its medical device division, Duramed, Inc. (“Duramed”) and Duramed MI LLC, a Nevada limited liability company fka DuramedNJ, LLC (“Duramed MI”), the Company serves the post-surgery medical patient arena aiming to aid in recovery and pain reduction.

In November 2018, the Company formed Duramed, Inc. to facilitate the manufacture and sale of durable medical equipment (“DME”) incorporating CBD. On January 14, 2019, Duramed entered into a Memorandum of Understanding (the “Sam MOU”) with Sam International (“Sam”) and ZetrOZ Systems LLC (“ZetrOZ” and, collectively with Sam, the “Manufacturers”). Pursuant to the Sam MOU, the Manufacturers granted Duramed the exclusive right to distribute sam® Pro 2.0 (SA271) and sam® Gel Coupling Patches (UB-14-72) within the United States for the Personal Injury Protection/No Fault Market during the term of the Sam MOU. Duramed has agreed to purchase monthly minimums from the Manufacturers at a price per Unit of $2,447. The exclusivity of the Distribution License granted to Duramed under the Sam MOU was dependent upon meeting the monthly minimum, which did not happen. In addition, Duramed was granted the right to distribute sam® Gel Capture Patches (UB-14-24). Duramed will get rebates of 2%-3% based on the volume of products sold by it. The Company did not meet the monthly minimums as contemplated by the Sam MOU and as such is currently distributing the products on an at-will, non-exclusive basis.

On May 29, 2019, the Company created Duramed MI to execute the same business strategy into the no-fault insurance market in New Jersey that it had developed in New York; however, Duramed MI is not currently operating in NJ and fully developed its operations in Michigan. None of Duramed’s products are reimbursable under any federal program. Duramed has also expanded its product offerings to include certain back support braces which are sold to the doctor offices and through no-fault insurance programs.

Due to staffing and support funding, the Duramed operations are on a reduced development basis while it continues to service the existing receivables and customer base.

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

On February 22, 2021, the Company entered into an agreement to purchase additional CBD brand assets from Imbibe Health Solutions, LLC, a Delaware limited liability company. The assets have been placed into the Company’s wholly owned subsidiary, Imbibe Wellness Solutions, LLC, a Nevada limited liability company (fka Radical Tactical LLC) (“Imbibe Wellness”), and include the intellectual property rights, including trademarks, logos, know how, formulations, productions procedures, copyrights, social media accounts, domain names and marketing materials. Previously, Imbibe Wellness had a contract with Forever Brands LLC to produce Longevity Brand Superfood drink mix for Brooke Burke Body, Inc. utilizing sister company Pure Health Products, LLC as the production arm. In late 2023, Forever Brands ceased operations thereby ending the Superfood relationship and product line.

VI.	Nascent Pharma, LLC

In February 2024, the Company’s 67% owned subsidiary, Nascent Pharma, LLC, acquired patents covering liquid formulations of cannabis. The patents relate to the extraction of pharmaceutically active components from plant materials, and more particularly to the preparation of a botanical drug substance for incorporation into a medicament and for use in pharmaceutical formulations, in particular comprising cannabinoids obtained from cannabis.

The patents include both a composition of matter patent and a method of use patent. The composition of matter patent covers liquid formulations of cannabis where the present cannabinoids are more than 95% CBD, THC, CBN, CBDa, THCa, or several combinations thereof. This patent covers beverages, tinctures, vape pen liquids and liquid filled capsules. This constitutes a considerable portion of the hemp and cannabis industry, potentially up to 50%.

Patented uses include using the liquid formulations to alleviate numerous debilitating conditions, including cancer, irritable bowel syndrome, chronic pain, post-traumatic stress disorder, anxiety, sleep disorders and opioid dependencies.

An independent valuation firm valued the patents at $122,000,000 in 2020, after taking into account the present value of projected income streams, applying a 90% discount and assuming a revenue stream through August 2034. The valuation of the patents included only CBD claims and only in the U.S. No assurance can be given that the patents will ultimately provide a revenue stream to the Company or that the value of the patents will equal the value determined by the independent valuation firm. Since the date of the valuation, the patents have become effective in Canada, Australia, New Zealand, Israel and Brazil and have received additional divisional patents in the U.S. The priority date for the patents stems back to October 2013 and the patents have pending status in the European Union, India, China, Eurasia, South Korea, Mexico, Japan, and Colombia.

Of significance, the patents survived an earlier invalidity challenge in Federal Court.

Through Nascent, the Company plans to pursue opportunities to license and develop uses for the patents.

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

Intellectual Property

The Company employs, through its Pure Health Product LLC division product researchers and developers and technology experts who set the quality standards and new product development status and time-line agendas under the direct supervision of the Company’s management team.

Other than the patents acquired by Nascent, the Company has not been granted any patents or trademarks by the USPTO or by any patent or trademark office of a foreign nation.

Employees

The Company, directly or through its subsidiaries, currently has 12 full-time employees.

Reports to Security Holders

Our common stock is registered under the Exchange Act and we are required to file current, quarterly, and annual reports and other information with the SEC. You may read and copy any document that we file at the SEC’s public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are available to you free of charge at the SEC’s web site at www.sec.gov. We are an electronic filer with the SEC and, as such, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This information may be found at www.sec.gov and posted on our website at www.canbcorp.com.

Government Regulation

The cultivation and sale of hemp and hemp products is federally regulated under the United States Farm Bill. The 2018 Farm Bill removed hemp as a Schedule 1 Substance under the Controlled Substances Act; however, rules and regulations relating to manufacture and sale of CBD and other hemp derivative products under the Farm Bill must still be promulgated and are expected to impact the Company’s operations. As the industry and our product lines expand, it is uncertain what other statutory schemes and agencies will start to regulate our products. The FDA currently still considers the addition of CBD to food products, cosmetics, or supplements to be illegal and prohibits the advertisement of CBD products with health claims. The Company must also comply with each state’s laws relating to the sale and manufacture, as applicable, of hemp-based products, with some states allowing the sale of cannabinoid products, some states limiting to medical purposes and some states banning outright. These regulations may affect, among others, the way the Company manufactures and distributes its products, the way the Company is taxed, the way the Company banks, the location of the Company’s facilities, the content and testing of the Company’s products, and the quality of the Company’s services. The Company has not sought or received approval of any of its products from the FDA or any state agency. Should the Company be sanctioned by the FDA or state agencies, it could materially, negatively impact the Company’s operations and revenue sources.

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

Our common stock is thinly traded, and in the future, may continue to be thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer a smaller reporting company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed.

If we are unable to conclude that our internal control over financial reporting is effective, or when we are no longer a smaller reporting company, if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Internal control deficiencies could also result in a restatement of our financial results in the future. We have concluded that are internal controls have not been sufficient; however, we have begun to take steps to remediate such insufficiencies. We have communicated to our accounting review firm and audit that we have accomplished the following: (i) we have transitioned each operating subsidiary to a separate bookkeeping system (QuickBooks) and input data at each operating location on a daily basis vs. previously batching data and inputting at corporate office. Corporate then verifies data prior to accepting, (ii) we have a QuickBooks trained person with who inputs data on a real-time basis but not allowed at subsidiary level to access or make certain changes, (iii) we have installed for the hemp division companies (Botanical Biotech (Miami), TN Botanicals (TN), CO botanicals (CO) daily tracking procedures whereby every ounce and pound of raw materials (biomass or crude) is tracked by lot number from input to processing through to finished product, (iv) our accounts receivable tracking system, which is essentially our Duramed Division receivables, is now tracking by medical device unit number, by doctor, by location, by insurance billing company, and we have a far more refined software track and billing system than we did prior quarters, (v) we have consolidated banking to a master account with our primary bank (M&T Bank) by subsidiary, (vi) we have instituted a new procedure for any payables which requires double confirmation to release any funds for any reason, (vii) and we have changed merchant accounts to a single user to better tie out to bank balances and accounts receivable. ,

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

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

The holders of our shares of common stock and people who desire to purchase them in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. We currently do not intend to and may not be able to qualify securities for resale in states which require shares to be qualified before they can be resold by our shareholders.

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

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes Oxley Act. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Exchange, which require the shareholder approval of executive compensation and golden parachutes.

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

We are in default of payment obligations under certain promissory notes.

As of December 31, 2023, notes payable with principal amounts totaling $8.9 million were past due. Although only the Arena Entities have elected to pursue remedies against us, no assurance can be given that the other holders will not do so in the future. The institution of collection actions could have a material adverse effect on our business and could force us to seek relief through insolvency or other proceedings.

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

Our short operating history in our industry may hinder our ability to successfully meet our objectives and makes it difficult for potential investors to evaluate our business or prospective operations. As an early-stage company, we are subject to all the risks inherent in the financing, expenditures, operations, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

The Russia-Ukraine and Israel-Hamas wars have disrupted global markets and my adversely impact our ability to obtain financing.

On February 24, 2022, Russian military forces invaded Ukraine, and the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable. On October 7, 2023, Hamas terrorists infiltrated Israel’s border with the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas has also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks have resulted in extensive deaths, injuries and kidnapping. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. The intensity and duration of Israel’s current war against Hamas is similarly difficult to predict. As a result of the Russia-Ukraine and Israel-Hamas wars and other geopolitical and macroeconomic events, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

Current global financial conditions have been characterized by increased volatility which could negatively impact our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guarantee that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

We will need to increase the size of our organization, and we may experience difficulties in managing any growth we may achieve.

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

Because we have limited financial and managerial resources, we have focused our efforts on particular products. As a result, we may forego or delay the pursuit of opportunities with other products that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Any failure to improperly assess potential products could result in missed opportunities and/or our focus on products with low market potential, which would harm our business and financial condition.

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

Our business is dependent upon our trademarks, trade secrets, the patents recently acquired by Nascent and other intellectual property rights. There is a risk of certain valuable trade secrets being exposed to potential misappropriation. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. There is a risk that we may have insufficient resources to counter adequately such misappropriation or infringement through negotiation or the use of legal remedies. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations and business.

Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

Our entry into the rapidly growing CBD, CBN, CBG and delta-8 markets may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative, and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our technology significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

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

If we or any of our suppliers or third parties on which we rely for the development, manufacturing, marketing, or sale of our products fails to comply with regulatory requirements applicable to the development, manufacturing, marketing, and sale of our product candidates, regulatory agencies may take action against us or them, which could significantly harm our business.

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

The Company does not currently own any real property. We do, however, lease office space in Hicksville, New York on a month to month basis following the termination of our lese in December 2023. We have reached an agreement in principle with the landlord pursuant to which we would move into smaller space in the same facility and our rent would be reduced from $3,917 to $1,562 per month. The Company has leases for two additional properties, as described below.

CO Botanicals, LLC (“COB”), a wholly owned subsidiary of Can B̅ Corp. leases the real properties located at 17171 County Road 21, Fort Morgan, CO 80701 (out of which PHP operates) and 12555 Energy Road, Fort Morgan, CO 80701 (collectively, the “Fort Morgan Properties”) on a month-to-month basis. Base rent for the Fort Morgan Properties is $14,500 per month.

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

On December 1, 2023,the Company, received a notice from Arena Special Opportunities Partners I, LP, Arena Special Opportunities Fund, LP and Arena Investors, LP (collectively, the “Arena Entities” or “Arena”) advising that by virtue of defaults in the performance of the obligations of the Company and its subsidiaries to the Arena Entities, the Arena Entities intended to conduct a public auction of certain assets of the Company and its subsidiaries under Article 9 of the Uniform Commercial Code.

The Arena Entities collectively hold approximately $3,838,770 aggregate principal amount of Convertible Notes (the “Arena Notes”) issued by the Company. The Arena Entities previously notified the Company and its subsidiaries that they were in default of certain obligations under the Forbearance Agreement dated February 27, 2023 among the Company, its subsidiaries and the Arena Entities pursuant to which the Arena Entities agreed to forbear from exercising remedies under the Arena Notes until December 31, 2024 provided that no defaults occurred under the Arena Notes or the Forbearance Agreement. The alleged defaults include a failure to deliver account control agreements, failure to enter into a servicing agreement, failure to timely make certain payments and the unauthorized use and misuse of receivable assigned to the Arena Entities.

On February 27, 2024, the Supreme Court, County of New York (the “Court”), denied a motion made by the Company seeking a temporary restraining order and preliminary injunction to halt the proposed sale. As a result of the decision, the Arena Entities proceeded with its proposed auction of the Company’s hemp division assets and the auction took place on March 14, 2024. Approximately $300,000 of proceeds were generated by the sale.

On April 7, 2024, Arena filed a complaint in the Court against the Company, it subsidiaries and certain officers of the Company and its subsidiaries alleging tortious interference with the auction and seeking a declaratory judgment that the Company is in breach of the Arena Notes and the Forbearance Agreement and that Arena has the right to auction certain equipment held at a Company facility that is not owned by the Company or any of its subsidiaries. The Company believes that Arena’s claims are without merit and intends to vigorously defend Arena’s claims.

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

Record Holders

As of April 12, 2024, there were 49,344,230 shares of common stock issued and outstanding and held by approximately 250 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

On July 28, 2020, the Company adopted an Incentive Stock Option Plan (“ISO”). The purpose of this Can B Corp. 2020 ISO (the “Plan”) is to attract, retain, and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its Related Companies by providing them the opportunity to acquire a proprietary interest in the Company and to align their interests and efforts to the long-term interests of the Company’s stockholders. The Plan is administered by the Compensation Committee or, in the Board’s sole discretion, the Board. The Compensation Committee shall be composed of two or more directors, each of whom is a “non-employee director” within the meaning of Rule 16b-3(b)(3) promulgated under the Exchange Act, or any successor definition adopted by the Securities and Exchange Commission. As used in this Plan, the term “Compensation Committee” shall be construed as if followed by the words “(if any);” and nothing in this Plan requires the Board to have a Compensation Committee. Except for the terms and conditions explicitly set forth in the Plan and to the extent permitted by applicable law, the Committee shall have full power and exclusive authority, subject to such orders or resolutions not inconsistent with the provisions of the Plan as may from time to time be adopted by the Board or a Committee composed of members of the Board, to (i) select the Eligible Persons to whom Awards may from time to time be granted under the Plan; (ii) determine the type or types of Award to be granted to each Participant under the Plan; (iii) determine the number of shares of Preferred Stock and/or Common Stock (collectively, “Stock”) to be covered by each Award granted under the Plan; (iv) determine the terms and conditions of any Award granted under the Plan; (v) approve the forms of notice or agreement for use under the Plan; (vi) determine whether, to what extent and under what circumstances Awards may be settled in cash, shares of Preferred Stock and/or Common Stock or other property or canceled or suspended; (vii) determine whether, to what extent and under what circumstances cash, shares of Stock, other property and other amounts payable with respect to an Award shall be deferred either automatically or at the election of the Participant; (viii) interpret and administer the Plan and any instrument evidencing an Award, notice or agreement executed or entered into under the Plan; (ix) establish such rules and regulations as it shall deem appropriate for the proper administration of the Plan; (x) delegate ministerial duties to such of the Company’s employees as it so determines; and (xi) make any other determination and take any other action that the Committee deems necessary or desirable for administration of the Plan. Subject to adjustment from time to time, a maximum of two thousand (2,000) shares of Class C Preferred Stock and, effective as of February 8, 2024, one hundred ten million (110,000,000) shares of Common Stock are available for issuance under the Plan. Shares issued under the Plan shall be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company as treasury shares. The Committee shall also, without limitation, have the authority to grant Awards as an alternative to or as the form of payment for grants or rights earned or due under other compensation plans or arrangements of the Company. Subject to earlier termination in accordance with the terms of the Plan and the instrument evidencing the Option, the maximum term of an Option shall be ten years from the Grant Date. An Award may be granted to any employee, officer or director of the Company or a Related Company whom the Committee from time to time selects. An Award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any Related Company that (a) are not in connection with the offer and sale of the Company’s securities in a capital-raising transaction and (b) do not directly or indirectly promote or maintain a market for the Company’s securities.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Excise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans*
Equity compensation plans approved by security holders	12,223,321	$0.36	47,776,679
Equity compensation plans not approved by security holders	-	-	-
Total	12,223,321	$0.36	47,776,679

*	Represents 2,000 Series C Preferred Shares on an as-converted basis and 8,812,801 shares of common stock available under the Plan.

Recent Sales of Unregistered Securities

On October 27, 2023, the Company completed the sale of a convertible promissory note in the principal amount of $156,250 to an accredited investor. The purchase price of the note was $156,250, representing a 20% original issue discount. The note is non-interest bearing, except in the case of the event of a default, in which case interest will accrue from the date of the default at a rate equal to the lower of 18% per annum or the maximum rate permitted by law. The note becomes due on October 27, 2024. The holder may elect to convert the principal amount of the note and default interest, if any, subject to adjustment at a price equal to 90% of the lowest daily volume weighted average price of the common stock during the fifteen trading days preceding the conversion date. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with this transaction.

During the three months ended December 31, 2023, the Company issued 3,300,000 shares of common stock upon the conversion of outstanding notes The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933 in connection with these issuances.

During the three months ended December 31, 2023, the Company issued 1,233,025 shares of common stock as payment for consulting and advisory service. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with these transactions.

In December 2023, the Company issues 1,364,154 shares of common stock in settlement of obligations under a purchase agreement. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with this transaction.

In December 2023, the Company 962,087 shares of common stock in settlement of $134,683 of indebtedness. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with this transaction.

In December 2023, the Company issued 464,409 shares of common stock in satisfaction of payments due under a note. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with this transaction.

In September 2023 the Company issued a convertible note in the principal amount of $10,000 for a purchase price of $15,000. The note has term of six months, bears interest at a rate of twelve percent per annum and is convertible into common stock at a price of $.0772 per share. In connection with this transaction, the Company issued the purchaser 100,000 shares of common stock. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with this transaction.

In December 2023 the Company issued a convertible note in the principal amount of $37,500 for a purchase price of $25,000. The note has term of six months, bears interest at a rate of twelve percent per annum and is convertible into common stock at a price of $.0772 per share. In connection with this transaction, the Company issued the purchaser 500,000 shares of common stock. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with this transaction.

In December 2023, the Company issued 9,167 shares of common stock in connection with the settlement of a litigation matter. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with this transaction.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Can B̅ Corp. was originally formed as a Florida corporation on October 11, 2005, under the name of WrapMail, Inc. Effective January 5, 2015, we acquired 100% ownership of Prosperity Systems, Inc., which the Company is in the process of dissolving. Effective December 28, 2018, we acquired 100% ownership of Pure Health Products. In November 2018, we formed Duramed as a wholly owned subsidiary. The Company is presently in the process of dissolving Prosperity.

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

On March 14, 2024, an auction of the assets of our hemp division was conducted under Article 9 of the Uniform Commercial Code following allegations by Arena that we were in breach of our obligations under certain notes and a forbearance agreement. See “Item 3. Legal Proceedings.”

Following the auction, we have continued our hemp operations on a reduced scale using equipment provided by third parties and the services of third-party processors. Historically, revenues from our hemp division supported, in part, our durable medical equipment business conducted through Duramed. Due to reduced support from the hemp division, Duramed is operating with reduced staff which has adversely impacted revenues. While we plan to continue our hemp and durable medical equipment operations for the near term, our primary focus will be on protecting and commercializing the cannabis patents recently acquired by Nascent.

Results of Operations

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues
Product sales	$1,336,117	$5,524,036	$(4,187,919)	-75.8%
Service revenue	819,627	1,161,483	(341,856)	-29.4%
Total revenues	2,155,744	6,685,519	(4,529,775)	-67.8%
Cost of revenues	1,797,047	4,071,144	(2,274,097)	-55.9%
Gross profit	358,698	2,614,375	(2,255,677)	-86.3%

Operating expenses	7,845,140	16,782,522	(8,937,382)	53.3%

Loss from operations	(7,486,442)	(14,168,147)	6,681,705	-47.2%

Other (expense) income:
Change in fair value of warrant liability	201,277	154,010	(16,762)	-7.7%
Interest expense	(2,510,811)	(902,130)	(1,851,417)	280.8%
Other expense	68,108	(7,115)	72,928	-1513%
Other expense	(2,241,426)	(755,235)	1,795,251	402.4%

Loss before provision for income taxes	(9,727,868)	(14,923,382)	4,886,454	-33.4%

Provision for income taxes	9,596	793	9,596	NA

Net loss	$(9,737,464)	$(14,924,175)	$4,876,858	-33.4%

Year Ended December 31, 2023 compared with Year Ended December 31, 2022:

Revenues decreased $4,529,775. The decrease largely due to the normalization of sales activity with 2022 positively impacted by the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery.

Compensation expenses decreased $4,275,357 primarily related to a decrease in non-cash stock-based compensation expense.

Consulting and professional fees decreased $3,591,054 in 2023. The decrease relates to one time amount including legal, accounting, and other consulting fees and services incurred during the year ending December 31, 2022 related to an increase in legal fees and increase in consulting fees related to expansion of our durable medical device offerings as well as additional consulting fees related to formulation and development consulting related to hemp product development and other product enhancements which did not recur in 2023

Other operating expenses decreased $1,070,971 which is mainly due to decrease in rent expense from closing certain facilities and other cost saving initiatives.

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash and cash equivalents of $34,006 and negative working capital of $5,747,103. Cash and cash equivalents decreased $31,519 compared to December 31, 2022. For the year ended December 31, 2023, $1,349,938 was provided by financing activities, and $1,311,838 was used in operating activities.

The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

As of December 31, 2023 the Company had $8.9 million aggregate principal amount of notes that are past due. The Company plans to seek additional extensions of these notes or refinance the indebtedness. No assurance can be given that the Company will be successful in obtaining extensions or refinancing the indebtedness.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2022 and 2021 and the report of BF Borgers CPA PC, our independent registered public accounting firm, are set forth on pages F-1 through F-25 of this Annual Report.

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

N/A

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO), as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO has concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the small size of our accounting staff and the lack of segregation of duties.

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

Management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2023, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principle, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

Our board of directors is to be elected annually by our shareholders. The board of directors elects our executive officers annually. Our directors and executive officers as of March 31, 2024 are as follows:

Name	Age	Position
Marco Alfonsi	63	CEO, Director and Chairman since June 15, 2017
Stanley L. Teeple	75	CFO, Secretary and Director since October 1, 2018
Frederick Alger Boyer, Jr.	55	Independent Director appointed October 9, 2019
James F. Murphy	76	Independent Director appointed October 9, 2019

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

Board Committees

We have established an audit committee, compensation committee, or nominating committee. With one of the independent Directors sitting as chair of each committee. Mr. Ronald Siver served as Chairman of the Nominating Committee until his resignation from the Board in July 2023 and the position is currently vacant. Mr. James Murphy is Chairman of the Audit Committee, and Mr. Alger Boyer is Chairman of the Compensation Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2023, the following Reporting Persons did not meet all applicable Section 16(a) filing requirements: (i) Stanley Teeple and (ii) Marco Alfonsi. Otherwise, we believe that the Reporting Persons met such filing requirements.

Item 11.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us during the fiscal years ended December 31, 2023 and 2022.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards (4)	Non-equity incentive plan comp.	Non-qualified deferred comp. earnings	All other comp.	Total
Marco Alfonsi (1)	2023	$10,000	$0	$0	$108,333	$0	$0	$0	$118,333
	2022	$25,962	$0	$500,100	$100,000	$0	$0	$0	$626,062
Stanley L. Teeple (2)	2023	$10,000	$0	$0	$108,333	$0	$0	$0	$118,333
	2022	$25,962	$0	$500,100	$100,000	$0	$0	$0	$626,062

(1) On December 28, 2020, Marco Alfonsi signed a three year Employment Agreement. Under that agreement, he was i) entitled to receive a base salary of fifteen thousand dollars ($15,000.00) per month, ii) was eligible to receive cash and or stock bonuses, iii) was entitled to receive a stock bonus in accordance with the Company’s Incentive Stock Option Plan (“ISOP”) in an amount of one-hundred thousand dollars ($100,000) per year of the Agreement, iv) issued 200 shares of the Company’s Series C Preferred Stock, and v) granted usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances. Actual salary compensation was $25,962 during 2022 and $10,000 for 2023. In February 2024 the Company and Mr. Alfonsi entered into a new three year employment agreement containing terms substantially similar to the prior agreement except that the base salary was increased to $20,000 per month and the agreement provides that Mr. Alfonsi will be entitled to quarterly distributions of two percent (2%) of the total revenues received by the Company from Nascent during and after the term of the agreement.

(2) On December 28, 2020, Stanley Teeple entered into a three-year employment agreement with the Company. Under that agreement, he was i) entitled to receive base salary of fifteen thousand dollars ($15,000.00) per month, ii) eligible to receive cash and or stock bonuses, iii) entitled to receive a stock bonus in accordance with the Company’s ISOP in an amount of one-hundred thousand dollars ($100,000) per year of the Agreement, iv) issued 200 shares of the Company’s Series C Preferred Stock, and v) granted usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances. Actual salary compensation was $25,962 during 2022 and $10,000 for 2023. In February 2024 the Company and Mr. Teeple entered into a new three year employment agreement containing terms substantially similar to the prior agreement except that the base salary was increased to $18,500 per month and the agreement provides that Mr. Teeple Alfonsi will be entitled to quarterly distributions of two percent (2%) of the total revenues received by the Company from Nascent during and after the term of the agreement.

As of December 31, 2023, there were Incentive Stock Option Awards issued to Marco Alfonsi and Stanley Teeple in the amount of $100,000 each. The Options were issued on December 29, 2020 under the ISO Plan, at a strike price of $.361 per share for 277,008 shares for each of the 4 persons named.

(5) The amounts reported in this column represent the grant date fair value of option awards granted during the years ended December 31, 2023 and 2022 in accordance with FASB ASC 718. The assumptions used in the calculation of these awards are discussed in Note 11 to the Consolidated Financial Statements included in this Report.

The table below summarizes all compensation awarded to, earned by, or paid to our non-interested directors for all services rendered in all capacities to us during the previous two fiscal years, as of December 31, 2022.

Non-Interested Director Summary Compensation Table
Name and principal position	Year	Fees Earned or Paid in Cash	Stock awards (1)		Option awards (2)	Non-equity incentive plan comp.	Non-qualified deferred comp. earnings	All other com.	Total
Frederick A. Boyer	2023	$0		$0	$0	$0	$0	$0	$0
Director	2022	$0		$100,020	$0	$0	$0	$0	$100,020
Ronald Silver	2023	$0		$0	$0	$0	$0	$0	$0
Director (3)	2022	$0		$100,020	$0	$0	$0	$0	$100,020
James F. Murphy	2023	$0	$		$0	$0	$0	$0	$0
Director	2022	$0		$100,020	$0	$0	$0	$0	$100,020

1)	Each of the 3 non-interested independent directors was issued 20 Preferred C shares in 2022.
2)	As of December 31, 2023, Directors Boyer, Silver and Murphy each owned 10,000 options to exercise and purchase stock at $.30 at any time until 2023.
3)	Mr. Silver resigned his position as Director in July 2023.

No director has received cash compensation for their directorship. We do have a compensation committee and compensation for our directors and officers is determined by our board of directors.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meetings. No additional compensation is paid for attendance in person or by telephone at board meetings.

The table below summarizes all outstanding equity awards for officers, as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End
Name and principal position	Grant Date	Grant Type	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Stanley Teeple – CFO	10/21/2018	Stock Options	667	0	$4.50	10/20/2023

Marco Alfonsi – CEO	8/28/2022	Stock Options	100,000	0	$3.00	8/27/2027

Stanley Teeple – CFO	8/28/2022	Stock Options	100,000	0	$3.00	8/27/2027

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of April 12, 2023, of our common stock, Series C Preferred Stock and Series D Preferred Stock by (i) each person known by us to be the beneficial own of more than five (5%) percent of the applicable class; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities.

Shares Beneficially Owned(1) As of April 12, 2023
Name and Address of Beneficial Owner(2):	Common Stock		Percent of Class(3)	Series C Preferred Stock	Percent of Class(4)	Series D Preferred Stock	Percent of Class(5)	Percent of Total Voting Power
Marco Alfonsi, CEO and Director	3,620,805	(6)	6.90%	300	27.3%	1,250	31.3%	7.89%

Stanley L. Teeple, CFO and Director	3,620,632	(7)	6.88%	300	27.3%	1,250	31.3%	7.87%

Frederick A. Boyer, Director	1,008,668	(8)	2.00%	–	–	–	–	1.84%

James F. Murphey, Director	1,208,668	(9)	2.39%	–	–	–	-	2.20%

All directors and executive officers as a group (4 persons)	9,470,773		16.59%	600	10.4%	2,500	62.5%	18.35%

Arena Special Opportunities Fund, L.P	5,421,840	(11)	9.9%	–	–	–	–	9.19%

Walleye Opportunities Master Fund LTD	5,421,840	(12)	9.9%					9.19%

ClearThink Capital Partners	5,421,840	(13)	9.9%	–	–	–	–	9.46%

(1)	Shares of common stock subject to stock options, warrants or convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days of April 12, 2023 are deemed to be outstanding for computing the percentage ownership of the person holding such options, warrants or convertible securities and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Except as otherwise indicated, the address of each beneficial owner is c/o Can B Corp., 960 South Broadway, Suite 120, Hempstead, New York 11801.
(3)	Based on 49,344,230 shares of common stock issued and outstanding as of April 12, 2023.
(4)	Based on 1,100 shares of Series C Preferred Stock issued and outstanding as of April 12, 2023. Shares of Series C Preferred Stock entitle their holders to vote on an as converted basis (1,667 shares of common stock per share of Series C Preferred Stock).
(5)	Based on 4,000 shares of Series D Preferred Stock issued and outstanding as of April 12, 2023. Holders of Series D Preferred Stock are entitled to 667 votes per share.
(6)	Includes 2,774,965 shares of common stock issuable upon the exercise of options and 500,100 shares of common stock issuable upon conversion of 300 shares of Series C Preferred Stock. Does not include 42,343 shares of common stock held by adult members of Mr. Alfonsi’s family.
(7)	Includes 2,778,526 shares of common stock issuable upon the exercise of options and 500,100 shares of common stock issuable upon conversion of 300 shares of Series C Preferred Stock.
(8)	Includes 1,000,667 shares of common stock issuable upon the exercise of options.
(9)	Includes 1,200,667 shares of common stock issuable upon the exercise of options.
(10)	Includes 2,778,526 shares of common stock issuable upon the exercise of options and 500,100 shares of common stock issuable upon conversion of 300 shares of Series C Preferred Stock.
(11)	Includes shares beneficially owned by the shareholder’s affiliates, Arena Investors, LP and Arena Special Opportunities Partners I, LP, and 4,650,146 shares issuable upon conversion of convertible securities and exercise of warrants that contain a 9.99% beneficial ownership limitation. The address of this shareholder is 405 Lexington Avenue, 59th Floor, New York, New York 10174.
(12)	Includes 4,826,358 shares of common stock issuable upon conversion of convertible notes and exercise of warrants that contain a 9.99% beneficial ownership limitation. The address of this shareholder is 2800 Niagara Lane North, Plymouth Minnesota 55447.
(13)	Includes 3,488,815 shares of common stock issuable upon conversion of convertible notes that contain a 9.99% beneficial ownership limitation

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

Can B̅ Corp.’s Corporate Governance Guidelines establish standards for evaluating Director independence and requires that a majority of Directors be independent. The Board determines the independence of each Director under Nasdaq governance standards. Those standards identify the types of relationships that, if material, could impair independence. The Board determined that, under the Nasdaq listing standards, the following non-employee Directors are independent: Frederick A. Boyer, and James F. Murphy. Our non-independent directors are Marco Alfonsi and Stanley L. Teeple.

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

LI Accounting Associates, LLC (“LIA”), an entity controlled by a relative of the Managing Member PHP, is a vendor of Can B̅ Corp. As of December 31, 2023, the Company had accounts payable due to LIA of $_____. For the twelve months ended December 31, 2023, the Company had expenses to LIA of $______.

At December 31, 2023, the Company has amounts due to a director of the Company of approximately $____ which are expected to be repaid in the next twelve months.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by BF Borgers CPA PC, our independent registered public accounting firm during the fiscal years ended December 31, 2023 and December 31, 2022 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2023	December 31, 2022

Audit Fees	$197,300	$197,300
Audited Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description
2.1	Share Purchase Agreement with Prosperity Systems, Inc., dated January 5, 2015(2)
2.2	Membership Purchase Agreement with Pure Health Products(6)
2.3	Green Grow Stock Purchase Agreement(4)
2.4	Green Grow Modification Agreement(1)
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
4.1	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
4.2	Articles of Amendment designating Series B Preferred Stock rights(1)
4.3	Articles of Amendment designating Series C Preferred Stock rights(7)
4.4	Articles of Amendment designating Series D Preferred Stock rights(10)
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020(10)
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020(10)
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020(10)
10.4	Employment Agreement with Phil Scala dated December 29, 2020(10)
10.5	Commission Agreement with Andrew Holtmeyer(10)
10.6	Employment Agreement with Bradley Lebsock(10)
10.7	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.8	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.9	Arena Securities Purchase Agreement(10)
10.10	ASOF Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.11	ASOF Warrant to Purchase Common Stock(10)
10.12	ASOP Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.14	ASOP Warrant to Purchase Common Stock(10)
10.15	Arena Security Agreement(10)
10.16	Arena Intellectual Property Security Agreement(10)
10.17	Arena Registration Rights Agreement(10)
10.18	Arena Holding Escrow Agreement(10)
10.19	Arena Guaranty Agreement from Company Subsidiaries(10)
10.20	Amendment to 2020 ASOF Promissory Note(11)
10.21	Amendment to 2020 ASOP Promissory Note(11)
10.22	2021 Arena Securities Purchase Agreement(11)
10.23	2021 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.24	2021 ASOF Warrant to Purchase Common Stock(11)
10.25	2021 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.26	2021 ASOP Warrant to Purchase Common Stock(11)
10.27	2021 Arena Registration Rights Agreement(11)
10.28	2021 Addendum to Arena Security Agreement(11)

10.29	2021 Addendum to Arena Intellectual Property Security Agreement(11)
10.30	2021 Addendum to Arena Guaranty Agreement from Company Subsidiaries(11)
10.31	Asset Acquisition Agreement with Imbibe(10)
10.32	Equipment Acquisition Agreement with TWS(12)
10.33	Promissory Note to TWS(12)
10.34	Asset Purchase Agreement with MCB(12)
10.35	Commercial Lease with Makers Developments LLC(13)
10.36	Single-Tenant NNN Lease Agreement with CS2 Real Estate Holdings, LLC(13)
10.37	Commercial Lease with Red Road Business Park(13)
10.38	Asset Acquisition Agreement with various Sellers (Botanical Biotech)(10)
10.39	PrimeX Distribution Agreement(15)
10.40	American Development Partners development agreement(15)
10.41	Mast Hill Securities Purchase and Related Agreements(14)
10.42	Blue Lake Partners Securities Purchase and Related Agreements(14)
10.43	Fourth Man Securities Purchase and Related Agreements(16)
10.44	Extension and Amendment to Arena Transactional Documents(16)
10.45	Amended Placement Agent Agreement(18)
10.46	Alumni Capital Securities Purchase and Related Documents(19)
10.47	Arena Exchange Agreement(20)
10.48	Agreement with Forever Bradst(21)
10.49	Promissory Note Modification Agreement with TWS Pharma LLC(22)
10.50	Walleye Securities Purchase Agreement(22)
10.51	Walleye Promissory Note(22)
10.52	Walleye Revenue Pledge and Security Agreement(22)
10.53	Walleye Common Stock Purchase Warrant(22)
10.54	Amendment to Walleye Common Stock Purchase Agreement(22)
10.55	Walleye Registration Rights Agreement(22)
10.56	Intercreditor Agreement among Can B Corp., Walleye and Arena(22)
10.57	Arena Forbearance Agreement(22)
10.58	Amendment No. 2 to Blue Lake Partners Promissory Note and Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.59	Amendment No. 2 to Mast Hill Fund Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.60	Amendment No. 2 to Fourth Man Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.61	Walleye May 2023 Promissory Note(23)
10.62	Securities Purchase Agreement dated as of October 26, 2023 between Can B Corp. and Walleye Opportunities Master Fund Ltd.(24)
10.63	Promissory Note dated October 27, 2023 issued by Can B Corp. to Walleye Opportunities Master Fund Ltd.(24)
10.64	Consolidated Note dated October 27, 2023 issued by Can B Corp. to Walleye Opportunities Master Fund Ltd.(24)
10.65	Distribution and Assignment Agreement dated as of October 27, 2023 among Can B Corp, Nascent Pharma, LLC and Walleye Opportunities Master Fund Ltd.(24)
10.66	Registration Rights Agreement dated as of October 27, 2023 between Can B Corp and Walleye Opportunities Master Fund Ltd.(24)
10.67	Employment Agreement with Marco Alfonsi dated February 8, 2024
10.68	Employment Agreement with Stanley Teeple dated February 8, 2024
10.69	Amendment Modification to Convertible Promissory Note dated August 7, 2023 between Can B Corp. and ClearThink Capital Partners, LLC
10.70	Promissory Note dated September 22, 2023 issued by Can B Corp. to ClearThink Capital Partners, LLC
10.71	Promissory Note dated December 20, 2023 issued by Can B Corp. to ClearThink Capital Partners, LLC
10.72	Promissory Note dated February 29, 2024 issued by Can B Corp. to ClearThink Capital Partners, LLC
14.1	Code of Ethics(1)
21.1	List of Subsidiaries(10)
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part II, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part II, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.
(10)	Filed with the Annual Report on Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(11)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 21, 2021 and incorporated herein by reference.
(12)	Filed with the Current Report on Form 8-K filed with the SEC on August 17, 2021 and incorporated herein by reference.
(13)	Filed with the Current Report on Form 8-K filed with the SEC on September 1, 2021 and incorporated herein by reference.
(14)	Filed with the Current Report on Form 8-K filed with the SEC on March 31, 2022 and incorporated herein by reference.
(15)	Filed with the Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(16)	Filed with the Current Report on Form 8-K filed with the SEC on April 29, 2022 and incorporated herein by reference.
(17)	Filed with Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference.
(18)	Filed with Form S-1/A filed with the SEC on May 25, 2022 and incorporated herein by reference.
(19)	Filed with the Current Report on Form 8-K filed with the SEC on June 15, 2022 and incorporated herein by reference.
(20)	Filed with Form S-1/A filed with the SEC on May 25, 2022 and incorporated herein by reference.
(21)	Filed with the Current Report on Form 8-K filed with the SEC on July 25, 2022 and incorporated herein by reference.
(22)	Filed with the Annual Report on Form 10-K filed with the SEC on April 17, 2023 and incorporated herein by reference.
(23)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 22, 2023 and incorporated herein by reference.
(24)	Filed with the Current Report on Form 8-K filed with the SEC on November 3, 2023 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Can B̅ Corp.

Date: April 15, 2024	By:	/s/ Marco Alfonsi
	Name:	Marco Alfonsi
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: April 15, 2024	By:	/s/ Stanley L. Teeple
	Name:	Stanley L. Teeple
	Title:	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marco Alfonsi	Chief Executive Officer, Director and Chairman	April 15, 2024
Marco Alfonsi	(Principal Executive Officer)

/s/ Stanley L. Teeple	Secretary, CFO and Director	April 15, 2024
Stanley L. Teeple	(Principal Financial and Accounting Officer)

/s/ Frederick Alger Boyer Jr.	Independent Director	April 15, 2024
Frederick Alger Boyer Jr.

/s/ James Murphy	Independent Director	April 15, 2024
James Murphy

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Can B Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Can B Corp. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

April 15, 2024

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,006	$73,194
Accounts receivable, less allowance for doubtful accounts of $2,818,395 and $985,028 at December 31, 2023 and 2022, respectively	3,723,344	6,586,210
Inventory	1,619,542	2,024,053
Prepaid expenses and other current assets	4,138	21,024
Total current assets	5,381,029	8,704,481

Other assets:
Deposits	235,418	165,787
Intangible assets, net	95,144	107,144
Property and equipment, net	4,106,283	5,432,357
Right of use assets, net	295,151	1,136,883
Other noncurrent assets	13,139	13,139
Total other assets	4,745,135	6,855,310

Total assets	$10,126,164	$15,559,791

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,945,243	$3,140,408
Accrued expenses	-	181,700
Due to related party	357,243	295,243
Notes and loans payable, net	8,569,489	7,951,196
Warrant liabilities	1,766	203,043
Operating lease liability - current	254,391	652,172
Total current liabilities	11,128,132	12,423,762

Long-term liabilities:
Operating lease liability - noncurrent	-	438,104
Total long-term liabilities	-	438,104

Total liabilities	$11,128,132	$12,861,866

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, 5 shares and 20 shares issued and outstanding at December 31, 2023 and 2022, respectively	5,320,000	5,320,000
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 1,100 and 23 issued and outstanding at December 31, 2023 and 2022, respectfully	2,900,039	2,900,039
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 4,000 and 1,950 issued and outstanding at December 31, 2023 and 2022, respectfully	4	4
Common stock, no par value; 1,500,000,000 shares authorized, 4,422,584 and 2,834,755 issued and outstanding at December 31, 2023 and 2022, respectively	83,263,105	79,614,986
Common stock issuable, no par value; 36,248 and 0 shares at December 31, 2023 and 2022, respectively	119,586	119,586
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	10,396,274	8,006,822
Accumulated deficit	(102,428,298)	(92,690,834)
Total stockholders’ equity	(1,001,968)	2,697,925

Total liabilities and stockholders’ equity	$10,126,164	$15,559,791

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Year Ended December 31,
	2023	2022
Revenues
Product sales	$1,336,117	$5,524,036
Service revenue	819,627	1,161,483
Total revenues	2,155,744	6,685,519
Cost of revenues	1,797,047	4,071,144
Gross profit	358,698	2,614,375

Operating Expenses
Compensation	2,923,858	7,199,215
Consulting and professional fees	1,824,952	5,416,006
Other operating expenses	3,096,330	4,167,301
Total operating expenses	7,845,140	16,782,522

Loss from operations	(7,486,442)	(14,168,147)

Other (expense) income:
Change in fair value of warrant liability	201,277	154,010
Interest expense	(2,510,811)	(902,130)
Other income/(expense)	68,108	(7,115
Other expense	(2,241,426)	(755,235)

Loss before provision for income taxes	(9,727,868)	(14,923,382)

Provision for income taxes	9,596	793

Net loss	$(9,737,464)	$(14,924,175)

Loss per share - basic and diluted	$(0.77)	$(4.18)
Weighted average shares outstanding - basic and diluted	12,590,147	3,570,087

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2023 and 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock	Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	20	$28,440,000	0	$-	23	$207,000	1,950	$2	2,834,755	$49,676,847	$-	36,248	$(572,678)	$5,635,003	$(77,766,659)	$5,619,515

Conversion of Series A Preferred stock to Common stock	(15)	(23,120,000)	-	-	-	-	-	-	33,345	23,120,000	-	-	-	-	-	-

Issuance of preferred stock	-	-	-	-	-	-	2,050	2	-	-	-	-	-	-	-	2

Sale of common stock	-	-	-	-	-	-	-	-	51,282	500,000	-	-	-	-	-	500,000

Issuance of common stock in lieu of note interest repayments	-	-	-	-	-	-	-	-	10,150	73,078	-	-	-	-	-	73,078

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	1,270,616	4,370,256	119,586	-	-	-	-	4,489,842

Issuance of common stock for equipment	-	-	-	-	-	-	-	-	13,704	98,666	-	-	-	-	-	98,666

Issuance of common stock for asset acquisition	-	-	-	-	-	-	-	-	190,505	1,767,498	-	-	-	-	-	1,767,498

Issuance of common stock resulting from the exercise of warrants	-	-	-	-	-	-	-	-	18,227	8,641	-	-	-	-	-	8,641

Stock-based compensation	-	-	-	-	1,077	2,693,039	-	-	-	-	-	-	-	2,371,819	-	5,064,858

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,924,175)	(14,924,175)

Balance, December 31, 2022	5	$5,320,000	0	$-	1,100	$2,900,039	4,000	$4	4,422,584	$79,614,986	$119,586	36,248	$(572,678)	$8,006,822	$(92,690,834)	$2,697,925

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	3,965,385	1,046,194	-	-	-	-	-	1,046,194

Issuance of common stock for purchase of equipment	-	-	-	-	-	-	-	-	125,000	46,875	-	-	-	-	-	46,875

Warrants issued in connection with the issuance of convertible note	-	-	-	-	-	-	-	-	-	-	-	-	-	937,787	-	937,787

Issuance of common stock for for wages and salaries	-	-	-	-	-	-	-	-	6,940,118	589,216	-	-	-	-	-	589,216

Issuance of common stock for purchase of inventory	-	-	-	-	-	-	-	-	675,000	175,500	-	-	-	-	-	175,500

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	3,224,474	328,932	-	-	-	-	-	328,932

Issuance of common stock or legal settlement	-	-	-	-	-	-	-	-	1,419,156	185,499	-	-	-	-	-	185,499

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	11,981,479	1,275,903	-	-	-	-	-	1,275,903

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	1,451665	-	1,451,665

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,737,464)	(9,737,464)

Balance, December 31, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	32,753,196	$83,263,105	$119,586	36,248	$(572,678)	$10,396,274	$(102,428,298)	$(1,001,968)

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2022
Operating activities:
Net loss	$(9,737,464)		$(14,924,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,451,665		5,064,860
Common stock in lieu of cash payroll	589,216		-
Depreciation	1,387,949		1,408,061
Amortization of intangible assets	12,000		26,906
Amortization of original-issue-discounts	1,417,583		444,920
Bad debt expense	1,833,367		751,025
Impairment of intangible assets	-		252,462
Loss on sale of property and equipment	-		309,000
Cancellation of debt	(110,000)		-
Change in fair value of warrant liability	(201,277)		(154,010)
Stock-based interest expense	328,932		73,078
Stock-based consulting expense	1,046,194		4,489,842
Changes in operating assets and liabilities:
Accounts receivable	1,029,499		(3,690,558)
Inventory	580,011		529,385)
Prepaid expenses	16,887		(14,327
Operating lease right-of-use asset	5,847		(26,764)
Accounts payable	(954,904)		1,988,699
Accrued expenses	-		(475,828)
Net cash used in operating activities	(1,304,495)		(3,947,424)

Investing activities:
Purchase of property and equipment	(15,000)		-
Deposits paid	(69,631)		-
Net cash used in investing activities	(84,631)		-

Financing activities:
Net proceeds received from notes and loans payable	2,405,000		3,449,853
Proceeds from issuance of Series D Preferred Stock	-		-
Proceeds from sale of common stock	-		500,000
Repayments of notes and loans payable	(939,062)		(377,500)
Deferred financing costs	(178,000)		(77,706
Amounts received from related parties, net	62,000		76,970
Net cash provided by financing activities	1,349,938		3,571,617

Decrease in cash and cash equivalents	(39,188)		(375,807)
Cash and cash equivalents, beginning of period	73,194		449,001
Cash and cash equivalents, end of period	$34,006		$73,194

Supplemental Cash Flow Information:
Income taxes paid	$-		$1,075
Interest paid	$-		$83,147
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayment of notes payable	$1,275,903		$-
Issuance of common stock in asset acquisitions	$175,500		$1,767,498
Issuance of common stock for property and equipment	$46,875		$-
Assets acquired through issuance of promissory note		$
Debt discount associated with warrant liability	$273,529		$357,049
Issuance of common stock resulting from the exercise of warrants	$-		$8,641
Issuance of common stock warrants and commitment shares in connection with convertible promissory note	$937,787		$-

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Note 2 – Going Concern

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of December 31, 2023, the Company had cash and cash equivalents of $34,006 and negative working capital of $5,747,103. For the years ended December 31, 2023 and 2022, the Company had incurred losses of $9,737,464 and $14,924,175, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

After careful consideration and analysis of the economics, supply chain, processing logistics, and management of manpower the Company decided to consolidate operations in its CO operations in Mead and Ft. Morgan. The Company has very limited processing ability via 3rd party vendors to process its owned biomass into isolate.

As a result of the consolidation of the Florida and Tennessee operations into Fort Morgan, Colorado and the subsequent Article 9 auction sale of the primary hemp division assets, the Colorado operation has limited ability to process any materials other than through third party operations.

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

December 31, 2023 and 2022

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

December 31, 2023 and 2022

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

December 31, 2023 and 2022

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

December 31, 2023 and 2022

Leases

The Company determines if an arrangement is or contains a lease at contract inception. In arrangements that involve an identified asset, there is also judgment in evaluating if we have the right to direct the use of that asset.

The Company does not have any finance leases. Operating leases are recorded in our consolidated balance sheets. Right-of-use (“ROU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. As of December 31, 2024, our Hicksville, NY office lease was terminated and we are renting month-to-month until a new lease is signed. The Colorado operations, presently in two Fort Morgan, Colorado facilities, are being rented on a month to month basis for approximately $14,500 per month. Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component.

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

December 31, 2023 and 2022

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

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company, in financial institutions, may exceed the federally insured limit of $250,000 at certain times. There were no cash and cash equivalents which exceeded federally insured limits as of December 31, 2023 or 2022.

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

December 31, 2023 and 2022

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

December 31, 2023 and 2022

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

Note 4 – Fair Value Measurements

The carrying value and fair value of the Company’s financial instruments are as follows:

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$1,766	$1,766

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$203,043	$203,043

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of	December 31, 2023	December 31, 2022
Stock price	$0.07	$1.30
Exercise price	$6.40	$6.04
Remaining term (in years)	3.5	0.46
Volatility	171.8%	159%
Risk-free rate	3.84%	3.99%
Expected dividend yield	—%	—

The warrant liabilities will be remeasured at each reporting period with changes in fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the warrant liabilities was as follows:

Warrant liabilities
Estimated fair value at December 31, 2022	$203,043
Issuance of warrant liabilities	-
Change in fair value	(201,277)
Estimated fair value at December 31, 2023	$1,766

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 5 – Inventories

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

	December 31, 2023	December 31, 2022
Raw materials	$1,196,112	$829,844
Finished goods	423,430	1,194,209
Total	$1,619,542	$2,024,053

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 6 – Property and Equipment

Property and equipment consist of:

	December 31, 2023	December 31, 2022
Furniture and fixtures	$21,724	$21,724
Office equipment	12,378	12,378
Manufacturing equipment	6,828,083	6,766,208
Medical equipment	776,396	776,396
Leasehold improvements	26,902	26,902
Total	7,665,483	7,603,608
Accumulated depreciation	(3,559,200)	(2,171,251)
Net	$4,106,283	$5,432,357

Depreciation expense related to property and equipment was $1,387,949 and $1,408,061 for the years ending December 31, 2023 and 2022, respectively.

Note 7 –Intangible Assets

Intangible assets consist of:

	December 31, 2023	December 31, 2022
Technology, IP and patents	$119,998	$119,998
Total	119,998	119,998
Accumulated amortization	(24,854)	(12,854)
	$95,144	$107,144

Amortization expense, related to technology, IP, and patents was $12,000 and $26,906 for the years ended December 31, 2023 and 2022, respectively.

Amortization expense for each of the next five years ending and thereafter is estimated to be as follows:

Years ending December 31,
2024	$12,000
2025	12,000
2026	12,000
2027	12,000
2028	12,000
Thereafter	35,144
$95,144

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 8 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The original principal amount of the note was $2,675,239 and the proceeds are to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 228,419 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 228,419 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. The principal balance outstanding at December 31, 2023 was $2,400,997.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 8,755 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 8,755 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. The principal balance outstanding at December 31, 2023 was $87,773.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The principal balance of the note is $1,193,135 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 101,978 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 101,978 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. The principal balance outstanding at December 31, 2023 was $1,073,250.

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The principal balance of the note is $306,865 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 26,228 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 26,228 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. The principal balance outstanding at December 31, 2023 was $276,750.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

On January 1, 2022, the Company entered into a convertible promissory note (“Empire Note”) with Empire Properties, LLC (“Empire”). The principal balance of the note is $52,319 and it is to be utilized for working capital purposes. The note matured on December 31, 2022 or due on demand subsequently to any major funding received by the Company in excess of $5,000,000 and all principal, accrued and unpaid interest is due at maturity at a rate of 8% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at December 31, 2023 was $52,319.

In March 2022, the Company entered into a convertible promissory note (“BL Note”) with Blue Lake Partners, LLC (“BL”). The original principal amount of the note was $250,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the BL Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to BL are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the BL Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $66,667 under the BL Note, BL agreed to extend the maturity date of the BL Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that BL can require the Company to apply to the repayment of the BL Note from 50% to 33%. The principal balance outstanding at December 31, 2023 was $102,623 and the BL Note is past due.

In March 2022, the Company entered into a convertible promissory note (“MH Note”) with Mast Hill Fund, LP (“MH”). The original principal amount of the note was $350,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the MH Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to MH are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the MH Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $93,333 under the MH Note, MH agreed to extend the maturity date of the MH Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that MH can require the Company to apply to the repayment of the MH Note from 50% to 33%. . The principal balance outstanding at December 31, 2023 was $256,667 and the MH Note is past due.

In April 2022, the Company entered into a convertible promissory note (“FM Note”) with Fourth Man, LLC (“FM”). The original principal amount of the note was $150,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of April 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the FM Note was issued with 23,437 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 23,437 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to FM are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the FM Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $40,000 under the FM Note, FM agreed to extend the maturity date of the FM Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that FM can require the Company to apply to the repayment of the FM Note from 50% to 33%. On June 30th, 2023 the Company entered into a Settlement and Mutual Release Agreement to extinguish the $110,000 principal outstanding on the FM Note. As of December 31, 2023 the FM Note had been satisfied in full.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The principal balance outstanding at December 31, 2023 was $62,500.

In August 2022, the Company entered into a convertible promissory note (“WN”) with Walleye Opportunities Master Fund Ltd. (“WOMF”). The original principal amount of the note was $385,000 and the proceeds are to be utilized for working capital purposes. The note originally matured on August 30, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the WN Note was issued with 71,296 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 71,296 shares of the Company’s common stock at an exercise price of $5.40 per share. The common stock purchase warrants issued to WOMF are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the WN with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at December 31, 2023 was $385,000

In January 2023 the Company entered into a convertible promissory note (“Tysadco Note VI”) with Tysadco Partners, LLC (“Tysadco”). The original principal amount of the note was $100,000 and the proceeds are to be utilized for working capital purposes. The note had a maturity date of April 12, 2023, and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. Effective January 31, 2023, Tysadco agreed to exchange the Tysdaco Note VI and other notes held by Tysdaco in the aggregate principal amount of $752,000 having maturity dates between August 24, 2022 and March 19, 2023 for a single note that matured on September 1, 2023. Contemporaneous with this exchange, Tysadco assigned the combined note to ClearThink Capital Partners, LLC and the Company issued 130,000 shares of common stock to ClearThink Capital Partners, LLC. The conversion options contained in the combined note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance of the combined note at December 31, 2023 was $1,007,500 and the combined note is past due.

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

December 31, 2023 and 2022

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

In May 2023, the Company issued a promissory note to WOMF in the principal amount of $437,500. The purchase price of the note was $350,000, representing a 20% original issue discount. The note is non-interest bearing except in the event of a default, in which case interest will accrue at a rate of 40% per annum in the event of a payment default and 18% per annum in the event of other defaults. The note became due on October 15, 2023. The principal balance outstanding at December 31, 2023 was $256,893.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

In December 2023Arna notified the Company that it intended to conduct an auction of certain of the Company’s assets under Article 9 of the Uniform Commercial Code due to the alleged breaches of the Forbearance Agreement. See Note 14.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6% (See Note 5). As of December 31, 2022, the total amount outstanding was $1,050,000.

WOMF October 2023 Note

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

December 31, 2023 and 2022

The Initial Note contains and the New Notes will contain a provision which provides that the holder will not be converted if the conversion would result in the holder becoming the beneficial owner of more than 9.99% of the Company’s outstanding common stock.

ClearThink Notes

The Company issued a convertible note in the principal amount of $15,000 to ClearThink Capital Partners, LLC (“ClearThink”) in September 2023 for a purchase price of $10,000. The note has a six month term and is past due. A note in the principal amount of $75,000 was issued to ClearThink for a purchase price of $50,000 in December 2023. This note has a nine month term. Each of the notes bears interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock at a conversion price of $.0772 per share

Other Loans

On November 18, 2021, the Company entered into a $100,000 unsecured promissory note agreement with a lender. The promissory note accrued interest at a rate of 10% per annum and was due within twelve months of issuance or due on demand subsequent to any major funding received by the Company in excess of $3,000,000. As of September 30, 2023 there was no principal outstanding.

During the year ended December 31, 2022, the Company entered into various agreements relating to the sales of future receivables for an aggregate purchase amount of approximately $450,000. The aggregate principal amounts are payable in weekly installments ranging from $2,917 through $453 until such time the obligations are fully satisfied. As of December 31, 2023, the total amounts outstanding were approximately $95,000.

On February 11, 2022, the Company entered into a $175,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within six months or due on demand subsequently to any major funding received by the Company in excess of $2,000,000. As of December 31, 2023 the total amount outstanding was $175,000.

On August 18, 2022, the Company entered into a $250,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within three months or due on demand subsequently to any major funding received by the Company in excess of $1,000,000. As of December 31, 2023 the note has been satisfied in full.

On October 14, 2022, the Company entered into a $115,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of December 31, 2023 the total amount outstanding was $65,000.

On October 14, 2022, the Company entered into a $230,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of December 31, 2023 no principal was outstanding.

On November 17, 2022, the Company entered into a $200,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on December 17, 2022. As of S December 31, 2023 the total amount outstanding was $125,000.

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

December 31, 2023 and 2022

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

In addition, for the year ended December 31, 2023, the Company issued an aggregate of 28,330,612of Common Stock for the acquisition of inventory and equipment, services rendered, legal settlements, accrued payroll, conversion of promissory notes and principal and interest payments

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 10 – Stock Options

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

	December 31, 2023	December 31, 2022
Per share fair value at grant date	$0.13	$3.51
Risk free interest rate	4.36	3.00
Expected volatility	206%	226%
Dividend yield	0%	0%
Expected life in years	5	5

A summary of stock options activity for the year ended December 31, 2022 and 2021 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2021	377,654	$6.11	3.97
Granted	679,012	$2.86	4.02
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and exercisable, December 31, 2022	1,056,666	$4.02	3.82
Granted	11,166,665	$0.12	4.88
Outstanding and exercisable, December 31, 2023	12,223,331	$3.08	3.89

At December 31, 2023 all stock options are no intrinsic value.

As of December 31, 2023, there was no unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the share option plan. The Company recognized$1,451,665 and $2,371,819 of stock-based compensation expense during the years ended December 31, 2023 and December 31, 2022, respectively

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 11 – Income Taxes

The provision for income taxes consisted of the following:

	December 31, 2023	December 31, 2022
State franchise tax	$9,596	$793

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

The difference in the provision for income taxes and the amount computed by applying the statutory federal income tax rates consists of the following:

	December 31, 2023	December 31, 2022
Expected income tax benefit	$(1,647,456)	$(3,042,141)
State franchise tax	9,596	793
Non-deductible stock-based compensation	648,286	942,867
Non-deductible stock-based interest	69,076	15,346
Increase in deferred income tax assets valuation allowance	930,094	2,083,928
Provision for income taxes	$9,596	$793

Principal components of the Company’s deferred tax assets as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2023	December 31, 2022
Net operating loss carryforward	$(6,685,532)	$(5,755,437)
Valuation allowance	6,685,532	5,755,437
Net	$-	$-

At December 31, 2023, the Company had net operating loss carryforwards of approximately $31,836,000 that begin to expire in 2025.

The Company files a federal income tax return and separate income tax returns in various states. For federal and certain states, the 2019 through 2022 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of December 31, 2023 and 2022, the Company recognized a full valuation allowance against its net deferred tax assets, pursuant to ASC 740, as of December 31, 2023 and December 31, 2022. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of December 31, 2023 or December 31, 2022.

Note 12 – Related Party Transactions

For the year ended December 31, 2022 the Company paid fees to a service provider that is a relative of a director for professional services in the amount of $17,100.

At December 31, 2023 and 2022, the Company has amounts due to directors of the Company of $357,243 and $295,243, respectively, which are expected to be repaid in the next twelve months.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 13 – Commitments and Contingencies

Employment Agreements

On December 28, 2020, the Company entered into new three-year Employment Agreements with CEO Marco Alfonsi, CFO Stanley Teeple, and Pure Health Products LLC Pasquale Ferro. Under these agreements, they are to receive a i) base salary of fifteen thousand dollars ($15,000.00) per month, ii) is eligible to receive cash and or stock bonuses, iii) shall receive a stock bonus in accordance with the Company’s Incentive Stock Option Plan (“ISOP”) in an amount of one-hundred thousand dollars ($100,000) per year of the Agreement, iv) 200 shares of the Company’s Series C Preferred stock, v) usual and customary benefits including expense reimbursement, health and life insurance plan reimbursements and allowances. Phil Scala. Interim COO also received a similar agreement with a base compensation of fifty-two thousand annually, $100,000 in ISO, and 20 Preferred C shares. These agreements were replaced by new agreements effective February 8, 2024.

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

At December 31, 2023, the total future minimum lease payments were as follows:

2024	$294,818
Total future minimum lease payments	$294,818
Less: Interest	(40,427)
Total present value of lease liabilities	$254,391

As of December 31, 2023, the Company had a weighted average remaining lease term of 1.1 years and a weighted average discount rate of 8.92%.

Note 14 – Subsequent Events

In February 2024, the Company’s 67% owned subsidiary, Nascent Pharma, LLC (“Nascent”), acquired composition of matter and use patents covering liquid formulations of cannabis, including, among other things, beverages, tinctures, vape pen liquids and liquid filled capsules. Patented uses include using the liquid formulations to manage numerous debilitating conditions, including cancer, irritable bowel syndrome, chronic pain, post-traumatic stress disorder, anxiety, sleep disorders and opioid dependencies. Through Nascent, the Company plans to pursue opportunities to license and develop uses for the patents.

In connection with the assignment of the patents to Nascent, Nascent has agreed to distribute to creditors of a prior owner of the patents five percent (5%) of the Company’s share of Nascent’s revenues, less a reserve for Nascent’s operating expenses and amounts repaid to Nascent investors, until the creditors have received aggregate payments of $10,000,000.

The Company has entered into a consulting agreement with the inventor who assigned the patents to Nascent which provides that the consultant will be entitled to fifty percent (50%) of distributions received by Company from Nascent.

In February 2024, the Company issues options to purchase 25,264,463 shares of it commo stock at an exercise price of $.05 per share to officers, directors, employees and consultants.

On February 29, 2024, the Company completed the sale of a promissory note in the principal amount of $75,000 to ClearThink. The purchase price of the note was $50,000, representing a 33.33% original issue discount. The note becomes due on November 29, 2024 and bears interest, payable upon maturity, at a rate of 12% per annum. ClearThink may convert the purchase price of the note and accrued and unpaid interest into shares of the Company’s common stock at any time at a conversion price of $0.0772 per share. The proceeds of the loan were used for general working capital purposes.

On March 14, 2024, the previously announced auction of assets of the hemp division of Can B Corp. (the “Company”) under Article 9 of the Uniform Commercial Code was completed. The auction resulted in proceeds of approximately $300,000 from the sale of certain equipment to multiple bidders, which has been applied to the Company’s obligations under Convertible Notes held by Arena Special Opportunities Partners I, L.P., Arena Special Opportunities Fund, LP and Arena Investors, L.P.

On April 7, 2024, Arena filed a complaint in the Court against the Company, it subsidiaries and certain officers of the Company and its subsidiaries alleging tortious interference with the auction and seeking a declaratory judgment that the Company is in breach of the Arena notes and the Forbearance Agreement and that Arena has the right to auction certain equipment held at a Company facility that is not owned by the Company or any of its subsidiaries. The Company believes that Arena’s claims are without merit and intends to vigorously defend Arena’s claims.

