Form 10-Q
period 2024-03-31
Can B Corp
filed 2024-05-20
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 19, 2024 is 54,584,230.

Can B Corp.

FORM 10-Q

March 31, 2024

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTORY NOTE

The consolidated financial statements of Can B Corp. (the “Company”) and its subsidiaries included in this Report have not been reviewed by an independent registered public accounting firm as required by Regulation S-X. On May 3, 2024, the Securities and Exchange Commission (the “Commission’) issued an order providing that BF Borgers CPA PC (“BF Borgers”), the Company’s then independent registered public accounting firm, is currently not permitted to appear or practice before the Commission for reasons described in the Commission’s order. As a result, the Company dismissed BF Borgers as its independent registered public accounting firm effective May 6, 2024. The Company is in the process of engaging a new independent registered public accounting firm but as of the date of this Report such engagement had not been finalized.

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited and Not Reviewed)
	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$26,582	$34,006
Accounts receivable, less allowance for doubtful accounts of $2,818,395 and $2,818,395 respectively	3,599,026	3,723,344
Inventory	593,375	1,619,542
Note receivable	-	-
Prepaid expenses and other current assets	10,137	4,137
Total current assets	4,229,120	5,381,029

Other assets:
Deposits	235,787	235,418
Intangible assets, net	3,416	95,144
Property and equipment, net	649,079	4,106,283
Right of use assets, net	192,087	295,151
Other noncurrent assets	13,139	13,139
Total other assets	1,093,508	4,745,135

Total assets	$5,322,259	$10,126,164

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,264,972	$1,945,243
Accrued expenses	-	-
Due to related party	366,243	357,243
Notes and loans payable, net	7,611,233	8,569,489
Warrant liabilities	1,766	1,766
Operating lease liability - current	150,679	254,391
Total current liabilities	10,394,893	11,128,132

Long-term liabilities:
Notes and loans payable, net	-	-
Operating lease liability - noncurrent	-	-
Total long-term liabilities	-	-

Total liabilities	$10,394,893	$11,128,132

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, 5 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5,320,000	5,320,000
Series B Preferred stock, $0.001 par value: 500,000 shares authorized, 0 issued and outstanding	-	-
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 1,100 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,900,039	2,900,039
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 4,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Common stock, no par value; 1,500,000,000 shares authorized, 44,798,583 and 5,381,976 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	84,242,372	83,263,105
Common stock issuable, no par value; 36,248 shares at March 31, 2024 and December 31, 2023, respectively	119,586	119,586
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	10,396,274	10,396,274
Accumulated deficit	(107,478,231)	(102,428,298)
Total stockholders’ equity	(5,072,634)	(1,001,968)

Total liabilities and stockholders’ equity	$5,322,259	$10,126,164

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Operations

	Three Months Ended
	March 31,
	(Unaudited and Not Reviewed) 2024	2023
Revenues
Product sales	$-	$808,748
Service revenue	316,696	130,557
Total revenues	316,696	939,305
Cost of revenues	1,193,161	524,577
Gross profit	(876,465)	414,727

Operating expenses	3,667,191	1,849,630

Loss from operations	(4,543,656)	(1,434,903)

Other income (expense):
Other income	-	-
Change in fair value of warrant liability	-	79,418
Gain on debt extinguishment	-	-
Interest expense	(506,182)	(333,967)
Other expense	(95)	(39,990)
Other expense	(506,277)	(294,539)

Loss before provision for income taxes	(5,049,933)	(1,729,442)

Provision for (benefit from) income taxes	-	9,596

Net loss	$(5,049,933)	$(1,739,038)

Loss per share - basic and diluted	$(0.13)	$(0.36)
Weighted average shares outstanding - basic and diluted	38,973,748	4,896,524

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2024 (Unaudited and Not Reviewed) and 2023

	Series A		Series B		Series C		Series D				Common	Treasury		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Three months ended March 31, 2023

Balance, January 1, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	4,422,584	$79,614,986	$119,586	36,248	$(572,678)	$8,006,822	$(92,690,834)	$2,697,925

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	577,850	521,557	-	-	-	-	-	521,557

Warrants issued in connection with the issuance of convertible note	-	-	-	-	-	-	-	-	-	-	-	-	-	937,787	-	937,787

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	360,000	36,005	-	-	-	-	-	36,005

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,739,038)	(1,739,038)

Balance, March 31, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	5,360,434	$80,172,548	$119,586	36,248	$(572,678)	$8,944,609	$(94,429,872)	$2,454,236

Three months ended March 31, 2024

Balance, January 1, 2024	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	32,753,196	$83,263,105	$119,586	36,248	$(572,678)	$10,396,274	$(102,428,298)	$(1,001,968)

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	11,866,995	964,764	-	-	-	-	-	964,764

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	178,392	14,503	-	-	-	-	-	14,503

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,049,933)	(5,049,933)

Balance, March 31, 2024	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	44,798,583	$80,172,548	$119,586	36,248	$(572,678)	$10,396,274	$(107,478,231)	$(5,072,634)

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
	(Unaudited and not Reviewed) 2024	2023
Operating activities:
Net loss	$(5,049,933)	$(1,739,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Depreciation	314,435	346,887
Amortization of intangible assets	-	3,000
Amortization of original-issue-discounts	239,782	218,146
Impairment of intangible assets	91,728	-
Loss on sale of property and equipment	3,142,769	-
Bad debt expense	-	86,365
Change in fair value of warrant liability	-	(79,418)
Stock-based interest expense	14,503	36,005
Stock-based consulting expense	-	521,557
Changes in operating assets and liabilities:
Accounts receivable	124,318	(392,669)
Inventory	1,026,167	(8,122)
Prepaid expenses	(6,000)	(7,448)
Operating lease right-of-use asset	(648)	142
Accounts payable	319,730	108,316
Accrued expenses	144	144
Net cash provided by (used in) operating activities	216,995	(906,133)

Investing activities:
Purchase of property and equipment	-	(15,000)
Deposits paid	-	(70,000)
Net cash used in investing activities	-	(85,000)

Financing activities:
Net proceeds received from notes and loans payable	100,000	1,730,000
Proceeds from sale of common stock	-	-
Repayments of notes and loans payable	(333,275)	(507,813)
Deferred financing costs	-	(143,000)
Amounts received from/repaid to related parties, net	9,000	35,000
Net cash (used in) provided by financing activities	(224,275)	1,114,187

(Decrease)/Increase in cash and cash equivalents	(7,424)	123,054
Cash and cash equivalents, beginning of period	34,006	73,194
Cash and cash equivalents, end of period	$26,582	$196,248

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayment of notes payable	$964,764	$-
Issuance of common stock in asset acquisitions	$-	$-
Issuance of common stock for property and equipment	$-	$-
Debt discount associated with convertible note	$-	$273,529
Conversion of Series A Preferred stock to common stock	$-	$-
Issuance of common stock warrants in connection with convertible promissory note	$-	$937,787

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

Note 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (the “Company”, “we”, “us”, “our”, “CANB”, “Can B̅” or “Registrant”).

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs it manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as Sam® units are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”) are available online. Additional hemp derived isolate is available for wholesale to third-parties looking to incorporate such compounds into their products through the Company’s wholly owned subsidiary CO Botanicals LLC (incorporated in August 2021). In February of 2024, Can B̅ Corp’s 67% owned subsidiary, Nascent Pharma, LLC, acquired certain Patents using liquid formulations containing cannabinoids which are used in such products as vape cartridges, edibles, pills, gummies, tinctures, oils, concentrates and more.

Today, the Company is in the business of promoting health and wellness through its development, manufacture and sale of products containing cannabinoids derived from hemp biomass and the licensing of durable medical devises. Can B̅’s products include oils, creams, moisturizers, isolate, gel caps, spa products, and concentrates. Can B̅ develops its own line of proprietary products as well seeks synergistic value through acquisitions in the hemp industry. Can B̅ aims to be a provider of the highest quality hemp derived products on the market through sourcing the best raw material and offering a variety of products we believe will improve people’s lives in a variety of areas. Can B̅ also plans to commercialize and enforce the patents recently acquired by Nascent Pharma, LLC.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of March 31, 2024, the Company had cash and cash equivalents of $26,582 and negative working capital of $6,165,773. For the three months ended March 31, 2024 and 2023, the Company had incurred losses of $5,049,933 and $1,739,038, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The consolidated balance sheet information as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The interim consolidated financial statements contained herein should be read in conjunction with the 2023 Form 10-K.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

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

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 3: Summary of Significant Accounting Policies” of our 2023 Form 10-K.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

Segment reporting

As of March 31, 2024, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net loss.

Note 4 – Fair Value Measurements

The carrying value and fair value of the Company’s financial instruments are as follows:

March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$1,766	$1,766

As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$1,766	$1,766

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of
	March 31, 2024	December 31, 2023
Stock price	$0.85	$0.07
Exercise price	$6.40	$6.40
Remaining term (in years)	3.25	3.50
Volatility	165.2%	171.8%
Risk-free rate	3.9%	3.84%
Expected dividend yield	—%	—%

The warrant liabilities will be remeasured at each reporting period with changes in fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the warrant liabilities was as follows:

Warrant liabilities
Estimated fair value at December 31, 2022	$203,043
Issuance of warrant liabilities	-
Change in fair value	(79,418)
Estimated fair value at March 31, 2023	$123,625

Estimated fair value at December 31, 2023	$1,766
Change in fair value	-
Estimated fair value at March 31, 2024	$1,766

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

Note 5 – Inventories

Inventories consist of:

	March 31,	December 31,
	2023	2022
Raw materials	$221,030	$1,196,112
Finished goods	372,345	423,430
Total	$593,375	$1,619,542

Note 6 – Property and Equipment

Property and equipment consist of:

	March 31,	December 31,
	2024	2023
Furniture and fixtures	$2,706	$21,724
Office equipment	-	12,378
Manufacturing equipment	468,264	6,828,083
Medical equipment	776,396	776,396
Leasehold improvements	26,902	26,902
Total	1,274,268	7,665,483
Accumulated depreciation	(625,189)	(3,559,200)
Net	$649,079	$4,106,283

Depreciation expense related to property and equipment was $314,435 and $346,887 for the three months ended March 31, 2024 and 2024, respectively.

In connection with the sale of certain assets related to the Arena Notes, the Company recorded as loss on sales of property and equipment of $3,142,769 during the three months ended March 31, 2024.

Note 7 – Intangible Assets

Intangible assets consist of:

	March 31,	December 31,
	2024	2023
Technology, IP and patents	$-	$119,998
Total	-	119,998
Accumulated amortization	-	(24,854)
	$3,416	$95,144

Amortization expense was $3,000 for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company recorded impairment expense of $91,728 related to its intangible assets.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

Note 8 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The original principal amount of the note was $2,675,239 and the proceeds are to be utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 228,419 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 228,419 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. The principal balance outstanding at March 31, 2024 was $2,400,997.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 8,755 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 8,755 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. The principal balance outstanding at March 31, 2024 was $87,773.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The principal balance of the note is $1,193,135 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 101,978 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 101,978 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. The principal balance outstanding at March 31, 2024 was $1,073,250.

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The principal balance of the note is $306,865 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 26,228 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 26,228 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. The principal balance outstanding at March 31, 2024 was $276,750.

The maturity dates for the above notes were extended to April 30, 2022 on April 14, 2022 in exchange for the Company’s promise to pay the holders $300,000. The holders agreed to allow the Company to extend the notes for two additional 30-day periods for $100,000 per extension. The holders also waived certain defaults under the notes. The Company subsequently elected to extend the maturity date to May 31, 2022 for the promise to pay an additional $100,000. As discussed below under “Forbearance and Amendment of Outstanding Notes,” ASOP and ASOF have agreed to forbear from exercising remedies under the notes until December 31, 2023 provided that the Company does not default on its obligations under the Forbearance Agreement. In September 2023, Arena notified the Company that it was in default of certain obligations under the Forbearance Agreement but did not declare an acceleration of the indebtedness. In April 2024, Arena instituted a lawsuit seeking, among other things, a declaratory judgment that the Company is in breach of the Arena notes and Forbearance Agreement.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

On January 1, 2022, the Company entered into a convertible promissory note (“Empire Note”) with Empire Properties, LLC (“Empire”). The principal balance of the note is $52,319 and it is to be utilized for working capital purposes. The note matured on December 31, 2022 or due on demand subsequently to any major funding received by the Company in excess of $5,000,000 and all principal, accrued and unpaid interest is due at maturity at a rate of 8% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at March 31, 2024 was $52,319.

In March 2022, the Company entered into a convertible promissory note (“BL Note”) with Blue Lake Partners, LLC (“BL”). The original principal amount of the note was $250,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the BL Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to BL are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the BL Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $66,667 under the BL Note, BL agreed to extend the maturity date of the BL Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that BL can require the Company to apply to the repayment of the BL Note from 50% to 33%. The principal balance outstanding at March 31, 2024 was $102,623 and the BL Note is past due.

In March 2022, the Company entered into a convertible promissory note (“MH Note”) with Mast Hill Fund, LP (“MH”). The original principal amount of the note was $350,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the MH Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to MH are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the MH Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $93,333 under the MH Note, MH agreed to extend the maturity date of the MH Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that MH can require the Company to apply to the repayment of the MH Note from 50% to 33%. . The principal balance outstanding at March 31, 2024 was $256,667 and the MH Note is past due.

In April 2022, the Company entered into a convertible promissory note (“FM Note”) with Fourth Man, LLC (“FM”). The original principal amount of the note was $150,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of April 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the FM Note was issued with 23,437 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 23,437 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to FM are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the FM Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $40,000 under the FM Note, FM agreed to extend the maturity date of the FM Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that FM can require the Company to apply to the repayment of the FM Note from 50% to 33%. On June 30th, 2023 the Company entered into a Settlement and Mutual Release Agreement to extinguish the $110,000 principal outstanding on the FM Note. As of March 31, 2024 the FM Note had been satisfied in full.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

In June 2022, the Company entered into a convertible promissory note (“Alumni Note”) with Alumni Capital, LP (“Alumni”). The original principal amount of the note was $62,500 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of June 6, 2023 which was extended until September 1, 2023 effective February 27, 2023. All principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The holder can require the full payment of the note if the Company completes an offering of its common stock that results in an uplisting of its common stock to a national securities exchange. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the Alumni Note was issued with 9,766 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 9,766 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to Alumni are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the Alumni Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at March 31, 2024 was $62,500.

In August 2022, the Company entered into a convertible promissory note (“WN”) with Walleye Opportunities Master Fund Ltd. (“WOMF”). The original principal amount of the note was $385,000 and the proceeds are to be utilized for working capital purposes. The note originally matured on August 30, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the WN Note was issued with 71,296 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 71,296 shares of the Company’s common stock at an exercise price of $5.40 per share. The common stock purchase warrants issued to WOMF are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the WN with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at March 31, 2024 was $385,000

In January 2023 the Company entered into a convertible promissory note (“Tysadco Note VI”) with Tysadco Partners, LLC (“Tysadco”). The original principal amount of the note was $100,000 and the proceeds are to be utilized for working capital purposes. The note had a maturity date of April 12, 2023, and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. Effective January 31, 2023, Tysadco agreed to exchange the Tysdaco Note VI and other notes held by Tysdaco in the aggregate principal amount of $752,000 having maturity dates between August 24, 2022 and March 19, 2023 for a single note that matured on September 1, 2023. Contemporaneous with this exchange, Tysadco assigned the combined note to ClearThink Capital Partners, LLC and the Company issued 130,000 shares of common stock to ClearThink Capital Partners, LLC. The conversion options contained in the combined note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance of the combined note at March 31, 2024 was $1,007,500 and the combined note is past due.

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

March 31, 2024

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

In May 2023, the Company issued a promissory note to WOMF in the principal amount of $437,500. The purchase price of the note was $350,000, representing a 20% original issue discount. The note is non-interest bearing except in the event of a default, in which case interest will accrue at a rate of 40% per annum in the event of a payment default and 18% per annum in the event of other defaults. The note became due on October 15, 2023. The principal balance outstanding at March 31, 2024 was $256,893.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

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

In December 2023 Arena notified the Company that it intended to conduct an auction of certain of the Company’s assets under Article 9 of the Uniform Commercial Code due to the alleged breaches of the Forbearance Agreement. The auction took place on March 14, 2024.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6% (See Note 5). As of March 31, 2024, the total amount outstanding was $1,050,000.

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

ClearThink Notes

The Company issued a convertible note in the principal amount of $15,000 to ClearThink Capital Partners, LLC (“ClearThink”) in September 2023 for a purchase price of $10,000. The note has a six month term and is past due. A note in the principal amount of $75,000 was issued to ClearThink for a purchase price of $50,000 in December 2023. This note has a nine month term. Each of the notes bears interest at a rate of twelve percent (12%) per annum and is convertible into the Company’s common stock at a conversion price of $.0772 per share.

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

Other Loans

On November 18, 2021, the Company entered into a $100,000 unsecured promissory note agreement with a lender. The promissory note accrued interest at a rate of 10% per annum and was due within twelve months of issuance or due on demand subsequent to any major funding received by the Company in excess of $3,000,000. As of March 31, 2024 there was no principal outstanding.

During the year ended December 31, 2022, the Company entered into various agreements relating to the sales of future receivables for an aggregate purchase amount of approximately $450,000. The aggregate principal amounts are payable in weekly installments ranging from $2,917 through $453 until such time the obligations are fully satisfied. As of March 31, 2024, the total amounts outstanding were approximately $95,000.

On February 11, 2022, the Company entered into a $175,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within six months or due on demand subsequently to any major funding received by the Company in excess of $2,000,000. As of March 31, 2024the total amount outstanding was $175,000.

On August 18, 2022, the Company entered into a $250,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within three months or due on demand subsequently to any major funding received by the Company in excess of $1,000,000. As of March 31, 2024 the note has been satisfied in full.

On October 14, 2022, the Company entered into a $115,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of March 31, 2024 the total amount outstanding was $65,000.

On October 14, 2022, the Company entered into a $230,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of March 31, 2024 no principal was outstanding.

On November 17, 2022, the Company entered into a $200,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on December 17, 2022. As of March 31, 2024 the total amount outstanding was $125,000.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

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

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

Note 10 – Income Taxes

The Company’s income tax provisions for the three months ended March 31, 2024 and 2023 reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Note 11 – Commitments and Contingencies

Lease Agreements

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

At March 31, 2024, the future minimum lease payments under non-cancellable operating leases were:

Nine months ended December 31, 2024	$294,818
Fiscal year 2025	-
$294,818

Note 12 – Subsequent Events

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

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023.

Revenues decreased $622,609. The decrease largely due to the normalization of sales activity with 2022 positively impacted by the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery.

Cost of product sales increased $668,584 due to inventory adjustments taken.

Operating expenses increased $1,817,561 as a result of loss on sale of property and equipment offset by decrease consulting fees, rent and other operating expenses.

Liquidity and Capital Resources

At March 31, 2024, the Company had cash and cash equivalents of $26,582 and negative working capital of $6,165,773. Cash and cash equivalents decreased $7,424. For the three months ended March 31, 2024, $216,851 was provided by operating activities and $224,275 was provided by operating activities

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2024, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period March 31, 2024 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 15, 2024 except as described below.

An auction of the assets of our hemp division was conducted under Article 9 of the Uniform Commercial Code following allegations by certain affiliated creditors that we were in breach of our obligations under certain notes and a forbearance agreement. See “Item 1. Legal Proceedings.”

Following the auction, we have continued our hemp operations on a reduced scale using equipment provided by third parties and the services of third-party processors. Historically, revenues from our hemp division supported, in part, our durable medical equipment business conducted through Duramed, Inc. Due to reduced support from the hemp division, Duramed, Inc. is operating with reduced staff which has adversely impacted revenues. While we plan to continue our hemp and durable medical equipment operations for the near term, our primary focus will be on protecting and commercializing the cannabis patents recently acquired by Nascent; however the impact of the auction on hemp and Duramed divisions increases the risk that we will not be able to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2024, the Company issued options to purchase 25,264,463 shares of it common stock at an exercise price of $.05 per share to officers, directors, employees and consultants. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with these issuances.

In February 2024, the Company completed the sale of a promissory note in the principal amount of $75,000 to a creditor. The purchase price of the note was $50,000, representing a 33.33% original issue discount. The note becomes due on November 29, 2024 and bears interest, payable upon maturity, at a rate of 12% per annum. The holder may convert the purchase price of the note and accrued and unpaid interest into shares of the Company’s common stock at any time at a conversion price of $0.07743 per share. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this transaction.

During the three months ended March 31, 2024, the Company issued 11,045,387 shares of common stock upon the conversion of outstanding notes The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933 in connection with these issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In September 2023, Arena Special Opportunities Partners I, LP and Arena Special Opportunities Fund, LP provided notice to the Company that it is in default of certain terms of their Forbearance Agreement with the Company dated as of February 27, 2023 and thus have right to accelerate the payment of the Company’s obligations under the $3.8 million aggregate principal of notes held by them. In April 2024, the Arena entities filed a lawsuit seeking a declaratory judgment that the Company is in breach of the Arena Notes and the Forbearance Agreement

As of March 31, 2023, notes payable in the aggregate principal amount of approximately $7.8 million were past due.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description
2.1	Share Purchase Agreement with Prosperity Systems, Inc., dated January 5, 2015(2)
2.2	Membership Purchase Agreement with Pure Health Products(6)
2.3	Green Grow Stock Purchase Agreement(4)
2.4	Green Grow Modification Agreement(1)
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
4.1	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
4.2	Articles of Amendment designating Series B Preferred Stock rights(1)
4.3	Articles of Amendment designating Series C Preferred Stock rights(7)
4.4	Articles of Amendment designating Series D Preferred Stock rights(10)
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020(10)
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020(10)
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020(10)
10.4	Employment Agreement with Phil Scala dated December 29, 2020(10)
10.5	Commission Agreement with Andrew Holtmeyer(10)
10.6	Employment Agreement with Bradley Lebsock(10)
10.7	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.8	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.9	Arena Securities Purchase Agreement(10)
10.10	ASOF Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.11	ASOF Warrant to Purchase Common Stock(10)
10.12	ASOP Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.14	ASOP Warrant to Purchase Common Stock(10)
10.15	Arena Security Agreement(10)
10.16	Arena Intellectual Property Security Agreement(10)
10.17	Arena Registration Rights Agreement(10)
10.18	Arena Holding Escrow Agreement(10)
10.19	Arena Guaranty Agreement from Company Subsidiaries(10)
10.20	Amendment to 2020 ASOF Promissory Note(11)
10.21	Amendment to 2020 ASOP Promissory Note(11)
10.22	2021 Arena Securities Purchase Agreement(11)
10.23	2021 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.24	2021 ASOF Warrant to Purchase Common Stock(11)
10.25	2021 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.26	2021 ASOP Warrant to Purchase Common Stock(11)
10.27	2021 Arena Registration Rights Agreement(11)
10.28	2021 Addendum to Arena Security Agreement(11)
10.29	2021 Addendum to Arena Intellectual Property Security Agreement(11)
10.30	2021 Addendum to Arena Guaranty Agreement from Company Subsidiaries(11)

10.31	Asset Acquisition Agreement with Imbibe(10)
10.32	Equipment Acquisition Agreement with TWS(12)
10.33	Promissory Note to TWS(12)
10.34	Asset Purchase Agreement with MCB(12)
10.35	Commercial Lease with Makers Developments LLC(13)
10.36	Single-Tenant NNN Lease Agreement with CS2 Real Estate Holdings, LLC(13)
10.37	Commercial Lease with Red Road Business Park(13)
10.38	Asset Acquisition Agreement with various Sellers (Botanical Biotech)(10)
10.39	PrimeX Distribution Agreement(15)
10.40	American Development Partners development agreement(15)
10.41	Mast Hill Securities Purchase and Related Agreements(14)
10.42	Blue Lake Partners Securities Purchase and Related Agreements(14)
10.43	Fourth Man Securities Purchase and Related Agreements(16)
10.44	Extension and Amendment to Arena Transactional Documents(16)
10.45	Amended Placement Agent Agreement(18)
10.46	Alumni Capital Securities Purchase and Related Documents(19)
10.47	Arena Exchange Agreement(20)
10.48	Agreement with Forever Bradst(21)
10.49	Promissory Note Modification Agreement with TWS Pharma LLC(22)
10.50	Walleye Securities Purchase Agreement(22)
10.51	Walleye Promissory Note(22)
10.52	Walleye Revenue Pledge and Security Agreement(22)
10.53	Walleye Common Stock Purchase Warrant(22)
10.54	Amendment to Walleye Common Stock Purchase Agreement(22)
10.55	Walleye Registration Rights Agreement(22)
10.56	Intercreditor Agreement among Can B Corp., Walleye and Arena(22)
10.57	Arena Forbearance Agreement(22)
10.58	Amendment No. 2 to Blue Lake Partners Promissory Note and Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.59	Amendment No. 2 to Mast Hill Fund Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.60	Amendment No. 2 to Fourth Man Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.61	Walleye May 2023 Promissory Note(23)
10.62	Securities Purchase Agreement dated as of October 26, 2023 between Can B Corp. and Walleye Opportunities Master Fund Ltd.(24)
10.63	Promissory Note dated October 27, 2023 issued by Can B Corp. to Walleye Opportunities Master Fund Ltd.(24)
10.64	Consolidated Note dated October 27, 2023 issued by Can B Corp. to Walleye Opportunities Master Fund Ltd.(24)
10.65	Distribution and Assignment Agreement dated as of October 27, 2023 among Can B Corp, Nascent Pharma, LLC and Walleye Opportunities Master Fund Ltd.(24)
10.66	Registration Rights Agreement dated as of October 27, 2023 between Can B Corp and Walleye Opportunities Master Fund Ltd.(24)
10.67	Employment Agreement with Marco Alfonsi dated February 8, 2024(25)
10.68	Employment Agreement with Stanley Teeple dated February 8, 2024(25)
10.69	Amendment Modification to Convertible Promissory Note dated August 7, 2023 between Can B Corp. and ClearThink Capital Partners, LLC(25)
10.70	Promissory Note dated September 22, 2023 issued by Can B Corp. to ClearThink Capital Partners, LLC(25)
10.71	Promissory Note dated December 20, 2023 issued by Can B Corp. to ClearThink Capital Partners, LLC(25)
10.72	Promissory Note dated February 29, 2024 issued by Can B Corp. to ClearThink Capital Partners, LLC(25)
14.1	Code of Ethics(1)
21.1	List of Subsidiaries(10)
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part II, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part II, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.
(10)	Filed with the Annual Report on Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(11)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 21, 2021 and incorporated herein by reference.
(12)	Filed with the Current Report on Form 8-K filed with the SEC on August 17, 2021 and incorporated herein by reference.
(13)	Filed with the Current Report on Form 8-K filed with the SEC on September 1, 2021 and incorporated herein by reference.
(14)	Filed with the Current Report on Form 8-K filed with the SEC on March 31, 2022 and incorporated herein by reference.
(15)	Filed with the Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(16)	Filed with the Current Report on Form 8-K filed with the SEC on April 29, 2022 and incorporated herein by reference.
(17)	Filed with Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference.
(18)	Filed with Form S-1/A filed with the SEC on May 25, 2022 and incorporated herein by reference.
(19)	Filed with the Current Report on Form 8-K filed with the SEC on June 15, 2022 and incorporated herein by reference.
(20)	Filed with Form S-1/A filed with the SEC on May 25, 2022 and incorporated herein by reference.
(21)	Filed with the Current Report on Form 8-K filed with the SEC on July 25, 2022 and incorporated herein by reference.
(22)	Filed with the Annual Report on Form 10-K filed with the SEC on April 17, 2023 and incorporated herein by reference.
(23)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 22, 2023 and incorporated herein by reference.
(24)	Filed with the Current Report on Form 8-K filed with the SEC on November 3, 2023 and incorporated herein by reference.
(25)	Filed with the Annual Report on Form 10-K filed with the SEC on April 15, 2024 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Can B Corp.

Date: May 20, 2024	By:	/s/ Marco Alfonsi
Marco Alfonsi,
Chief Executive Officer

Date: May 20, 2024	By:	/s/ Stanley L. Teeple
Stanley L. Teeple,
Chief Financial Officer

