Form 10-Q/A
period 2024-03-31
Can B Corp
filed 2024-07-17
CIK 1509957

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of July 10, 2024 is 61,909,230.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Original 10-Q”) of Can B Corp. (the “Company”) to incorporate the review by its new independent registered public accounting firm as the Original 10-Q was filed without auditor review due to the permanent suspension of BF Borgers by the SEC.

Can B Corp.

FORM 10-Q/A

March 31, 2024

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Can B̅ Corp. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$26,582	$34,006
Accounts receivable, less allowance for doubtful accounts of $2,818,395	3,599,026	3,723,344
Inventory	593,375	1,619,542
Prepaid expenses and other current assets	10,137	4,137
Total current assets	4,229,120	5,381,029

Other assets:
Deposits	235,418	235,418
Intangible assets, net	-	95,144
Property and equipment, net	649,079	4,106,283
Right of use assets, net	192,087	295,151
Other noncurrent assets	16,555	13,139
Total other assets	1,093,139	4,745,135

Total assets	$5,322,259	$10,126,164

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,264,972	$1,997,643
Due to related party	366,243	357,243
Notes and loans payable, net	7,611,233	8,569,489
Warrant liabilities	1,766	1,766
Operating lease liability - current	150,679	254,391
Total current liabilities	10,394,893	11,180,532

Total liabilities	$10,394,893	$11,180,532

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, 5 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5,320,000	5,320,000
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 1,100 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,900,039	2,900,039
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 4,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Common stock, no par value; 1,500,000,000 shares authorized, 44,798,583 and 32,753,196 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	84,242,372	83,263,105
Common stock issuable, no par value; 36,248 shares at March 31, 2024 and December 31, 2023, respectively	119,586	119,586
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	11,559,910	10,396,274
Accumulated deficit	(108,641,867)	(102,480,698)
Total stockholders’ equity (deficit)	(5,072,634)	(1,054,368)

Total liabilities and stockholders’ equity (deficit)	$5,322,259	$10,126,164

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Product sales	$-	$808,748
Service revenue	369,096	130,557
Total revenues	369,096	939,305
Cost of revenues	1,193,161	524,577
Gross profit	(824,065)	414,728
Selling, general and administrative	1,688,058	1,849,630
Loss of sale of assets	3,142,769	-

Total operating expenses	4,830,827	1,849,630

Loss from operations	(5,654,892)	(1,434,902)

Other income (expense):
Change in fair value of warrant liability	-	79,418
Interest expense	(506,182)	(333,967)
Other expense	(95)	(39,990)
Other expense	(506,277)	(294,539)

Loss before provision for income taxes	(6,161,169)	(1,729,441)

Provision for (benefit from) income taxes	-	9,596

Net loss	$(6,161,169)	$(1,739,038)

Loss per share - basic and diluted	$(0.16)	$(0.36)
Weighted average shares outstanding - basic and diluted	37,349,748	4,896,524

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

Three Months Ended March 31, 2024 and 2023

	Series A		Series C		Series D				Common	Treasury		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Three months ended March 31, 2023

Balance, January 1, 2023	5	$5,320,000	1,100	$2,900,039	4,000	$4	4,422,584	$79,614,986	$119,586	36,248	$(572,678)	$8,006,822	$(92,690,834)	$2,697,925

Issuance of common stock for services rendered	-	-	-	-	-	-	577,850	521,557	-	-	-	-	-	521,557

Warrants issued in connection with the issuance of convertible note	-	-	-	-	-	-	-	-	-	-	-	937,787	-	937,787

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	360,000	36,005	-	-	-	-	-	36,005

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,739,038)	(1,739,038)

Balance, March 31, 2023	5	$5,320,000	1,100	$2,900,039	4,000	$4	5,360,434	$80,172,548	$119,586	36,248	$(572,678)	$8,944,609	$(94,429,872)	$2,454,236

Three months ended March 31, 2024

Balance, January 1, 2024	5	$5,320,000	1,100	$2,900,039	4,000	$4	32,753,196	$83,263,105	$119,586	36,248	$(572,678)	$10,396,274	$(102,480,698)	$(1,054,368)

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	11,866,995	964,764	-	-	-	-	-	964,764

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	178,392	14,503	-	-	-	-	-	14,503

Stock based compensation	-	-	-	-	-	-	-	-	-	-		1,163,636	-	1,163,636

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,161,169)	(6,161,169)

Balance, March 31, 2024	5	$5,320,000	1,100	$2,900,039	4,000	$4	44,798,583	$84,242,372	$119,586	36,248	$(572,678)	$11,559,910	$(108,641,867)	$(5,072,634)

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net loss	$(6,161,169)	$(1,739,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,163,636	-
Depreciation	314,435	346,887
Amortization of intangible assets	-	3,000
Amortization of original-issue-discounts	239,782	218,146
Impairment of intangible assets	91,728	-
Loss on sale of property and equipment	3,142,769	-
Bad debt expense	-	86,365
Change in fair value of warrant liability	-	(79,418)
Stock-based interest expense	14,503	36,005
Stock-based consulting expense	-	521,557
Changes in operating assets and liabilities:
Accounts receivable	124,318	(392,669)
Inventory	1,026,167	(8,122)
Prepaid expenses	(6,000)	(7,448)
Operating lease right-of-use asset	(648)	142
Accounts payable	267,329	108,316
Accrued expenses	-	144
Net cash provided by (used in) operating activities	216,850	(906,133)

Investing activities:
Purchase of property and equipment	-	(15,000)
Deposits paid	-	(70,000)
Net cash used in investing activities	-	(85,000)

Financing activities:
Net proceeds received from notes and loans payable	100,000	1,730,000
Proceeds from sale of common stock	-	-
Repayments of notes and loans payable	(333,274)	(507,813)
Deferred financing costs	-	(143,000)
Amounts received from/repaid to related parties, net	9,000	35,000
Net cash (used in) provided by financing activities	(224,274)	1,114,187

(Decrease)/Increase in cash and cash equivalents	(7,424)	123,054
Cash and cash equivalents, beginning of period	34,006	73,194
Cash and cash equivalents, end of period	$26,582	$196,248

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayment of notes payable	$964,764	$-
Debt discount associated with convertible note	$-	$273,529
Issuance of common stock warrants in connection with convertible promissory note	$-	$937,787

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

March 31, 2024

Note 1 – Organization and Description of Business

Can B̅ Corp. was originally incorporated as WrapMail, Inc. (“WRAP”) in Florida on October 11, 2005. On May 15, 2017, WRAP changed its name to Canbiola, Inc. On January 16, 2020 Canbiola, Inc. changed its name to Can B̅ Corp. (the “Company”, “we”, “us”, “our”, “CANB”, “Can B̅” or “Registrant”).

The Company acquired 100% of the membership interests in Pure Health Products, LLC, a New York limited liability company (“PHP” or “Pure Health Products”) effective December 28, 2018. The Company runs its manufacturing operations through PHP and holds and sells several of its brands through PHP as well. The Company’s durable equipment products, such as Sam® units are marketed and sold through its wholly-owned subsidiaries, Duramed Inc. (incorporated on November 29, 2018) and Duramed MI LLC (fka DuramedNJ, LLC) (incorporated on May 29, 2019) (collectively, “Duramed”). Duramed began operating on or about February 1, 2019. Most of the Company’s consumer products include hemp derived cannabidiol (“CBD”) are available online. Additional hemp derived isolate is available for wholesale to third-parties looking to incorporate such compounds into their products through the Company’s wholly owned subsidiary CO Botanicals LLC (incorporated in August 2021). In February of 2024, Can B̅ Corp’s 67% owned subsidiary, Nascent Pharma, LLC, acquired certain Patents using liquid formulations containing cannabinoids which are used in such products as vape cartridges, edibles, pills, gummies, tinctures, oils, concentrates and more.

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

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of March 31, 2024, the Company had cash and cash equivalents of $26,582 and negative working capital of $6,165,773. For the three months ended March 31, 2024, the Company incurred losses of $6,161,169 which made the total accumulated deficit $108,641,867 through March 31, 2024. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is currently funding its operations on a month-to-month basis through third party loans. In March 2024, certain equipment used in the operation of the Company’s hemp division was sold in an auction conducted under Article 9 of the Uniform Commercial Code. The auction resulted in proceeds of approximately $300,000 which were applied to the Company’s obligations under convertible notes held by Arena Special Opportunities Partners I, L.P. and its affiliates. In June 2024, the Company’s Board of Directors concluded that as a result of the impact of the auction on the hemp division, it is no longer feasible to continue the Company’s hemp operations. As a result, the Company will no longer pursue the development, manufacture or sale of hemp derived products.

Historically, revenues from the Company’s hemp division supported, in part, its durable medical equipment business conducted through Duramed. Due to the elimination of support from the hemp division, Duramed is operating with reduced staff which has adversely impacted revenues.

The Company’s ability to continue its operations is dependent on the execution of management’s plans, which include protecting and commercializing the cannabis patents recently acquired by Nascent Pharma, LLC, raising litigation funding to support Nascent Pharma’s patent protection efforts, continuing to collect Duramed receivables, reestablishing the Company’s production of the Longevity Brand Superfood drink mix for Brooke Burke Body, Inc., restructuring outstanding indebtedness and raising of capital through the debt and/or equity markets. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the Company is not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in its financial statements.

There can be no assurances that the Company will be successful in generating additional cash from equity or debt financings or other sources to be used for operations. Should the Company not be successful in obtaining the necessary financing to fund its operations, it would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

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

The consolidated balance sheet information as of December 31, 2023 was derived from the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The interim consolidated financial statements contained herein should be read in conjunction with the 2023 Form 10-K.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

March 31, 2024

Principles of Consolidation

The unaudited condensed consolidated financial statements contained herein include the accounts of Can B Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, intangible assets and other long-lived assets, income taxes and deferred taxes. Descriptions of these policies are discussed in the Company’s 2023 Form 10-K. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassification adjustments had no effect on the Company’s previously reported net loss. December 2023 revenues and accounts payable were misstated and a correction of $52,400 was made related to a transaction reversal with a vendor.

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

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of
	March 31, 2024	December 31, 2023
Stock price	$0.03	$0.07
Exercise price	$6.40	$6.40
Remaining term (in years)	3.25	3.50
Volatility	165.2%	171.8%
Risk-free rate	3.9%	3.84%
Expected dividend yield	—%	—%

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

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

March 31, 2024

Note 5 – Inventories

Inventories consist of:

	March 31,	December 31,
	2024	2023
Raw materials	$221,030	$1,196,112
Finished goods	372,345	423,430
Total	$593,375	$1,619,542

Note 6 – Property and Equipment

Property and equipment consist of:

	March 31,	December 31,
	2024	2023
Furniture and fixtures	$2,706	$21,724
Office equipment	-	12,378
Manufacturing equipment	468,264	6,828,083
Medical equipment	776,396	776,396
Leasehold improvements	26,902	26,902
Total	1,274,268	7,665,483
Accumulated depreciation	(625,189)	(3,559,200)
Net	$649,079	$4,106,283

Depreciation expense related to property and equipment was $314,435 and $346,887 for the three months ended March 31, 2024 and 2023, respectively.

In connection with the sale of certain assets related to the Arena Notes, the Company recorded as loss on sales of property and equipment of $3,142,769 during the three months ended March 31, 2024.

Note 7 – Intangible Assets

Intangible assets consist of:

	March 31,	December 31,
	2024	2023
Technology, IP and patents	$-	$119,998
Total	-	119,998
Accumulated amortization	-	(24,854)
	$-	$95,144

Amortization expense was $3,000 for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company recorded impairment expense of $91,728 related to its intangible assets which is included in selling, general and administrative in the condensed consolidated statements of operations.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

March 31, 2024

Note 8 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The original principal amount of the note was $2,675,239 and the proceeds were utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest was due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 228,419 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 228,419 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. The principal balance outstanding at March 31, 2024 was $2,400,997.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and was utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest was due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 8,755 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 8,755 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. The principal balance outstanding at March 31, 2024 was $87,773.

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

The maturity dates for the above notes were extended to April 30, 2022 on April 14, 2022 in exchange for the Company’s promise to pay the holders $300,000. The holders agreed to allow the Company to extend the notes for two additional 30-day periods for $100,000 per extension. The holders also waived certain defaults under the notes. The Company subsequently elected to extend the maturity date to May 31, 2022 for the promise to pay an additional $100,000. As discussed below under “Forbearance and Amendment of Outstanding Notes,” ASOP and ASOF have agreed to forbear from exercising remedies under the notes until December 31, 2023 provided that the Company does not default on its obligations under the Forbearance Agreement. In September 2023, Arena notified the Company that it was in default of certain obligations under the Forbearance Agreement but did not declare an acceleration of the indebtedness. In April 2024, Arena instituted a lawsuit seeking, among other things, a declaratory judgment that the Company is in breach of the Arena notes and Forbearance Agreement. On March 14, 2024, an auction of the assets of the Company’s hemp division was conducted under Article 9 of the Uniform Commercial Code following allegations by Arena that the Company was in breach of its obligations under certain notes and a forbearance agreement. See “Part II Item 1. Legal Proceedings.”

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

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

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

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

The Note is payable in nine (9) monthly installments of $232,500 each, consisting of a $227,941 principal reduction payment and a $4,559 redemption fee, commencing on April 27, 2023. The Company’s obligations under the note are secured by a security interest in the Company’s deposit accounts and the deposit accounts of the Company’s subsidiaries. In addition, each the Company’s subsidiaries has agreed that if an event of default occurs under the Note, the subsidiary will pay to WOMF an amount equal to 10% of revenues received during the prior month from the sale of goods or services or collections of accounts receivable. In connection with this Note, the Company issued a warrant for 1,823,529 shares. These warrants have no intrinsic value and their fair value is insignificant.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

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

The Company may elect to pay all or a portion of a monthly installment due under the Note by converting such amount into shares of the Company’s common stock at a price of $4.00 per share, subject to adjustment in accordance with the terms of the Note. As of March 31, 2023, the adjusted conversion price was $.0772. If the Company does not pay an installment when due it is deemed an election by the Company to convert the installment payment into common stock at a price equal to the lower of $4.00 per share or 90% of the lowest daily volume weighted average price of the common stock during the five trading days preceding the conversion date. WOMF has the right to determine the timing of any such conversion. WOMF may elect at any time to convert amounts payable under the Note into shares of the Company’s common stock at a conversion price of $4.00 per share, subject to adjustment in accordance with the terms of the Note. The Company has not paid any of the monthly installments due under the Note in cash. As a result, these installment payments were converted into common stock.

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

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

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

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

March 31, 2024

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6% (See Note 5). As of March 31, 2024, the total amount outstanding was $1,050,000.

WOMF October 2023 Note

On October 27, 2023, the Company completed the sale of a promissory note (the “Initial Note”) in the principal amount of $156,250 to WOMF pursuant to a Securities Purchase Agreement between the Company and the WOMF (the “Stock Purchase Agreement”). The purchase price of the Note was $125,000, representing a 20% original issue discount. The Initial Note is non-interest bearing, except in the case of the event of a default, in which case interest will accrue from the date of the default at a rate equal to the lower of 18% per annum or the maximum rate permitted by law. The Initial Note becomes due on October 27, 2024. As of March 31, 2024, the total amounts outstanding were $156,250.

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

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

March 31, 2024

Other Loans

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

Warrants

In connection with certain of the notes discussed above, the Company issued warrants to various lenders to purchase a total of 198,248 shares of the Company’s common stock. These warrants have no intrinsic value and their fair value is insignificant.

Related Party Note

The Company has entered into a promissory note with Pat Ferro, a co-founder of the Company. As of March 31, 2024, the total amount outstanding was $366,243

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

March 31, 2024

Note 9 – Stockholders’ Equity

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

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

March 31, 2024

Note 10 – Stock Options

The fair value of each option award is estimated on the date of grant using a Black Scholes option valuation model that uses the assumptions noted in the following table. Because Black Scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	March 31, 2024	March 31, 2023
Per share fair value at grant date	$0.036-0.05	$-
Risk free interest rate	4.12%-4.30%	-
Expected volatility	224%	-%
Dividend yield	0%	-%
Expected life in years	5	-

A summary of stock options activity for the three months ended March 31, 2024 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2024	12,223,331	$3.08	3.89
Granted	27,019,284	0.04	5.00
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, March 31, 2024	39,242,615	$0.99	3.92

Stock-based compensation expense related to stock options during the three months ended March 31, 2024 was $1,163,636. No stock-based compensation was recognized for the three months ended March 31, 2023.

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

Note 12 – Commitments and Contingencies

Lease Agreements

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

At March 31, 2024, the future minimum lease payments under non-cancellable operating leases were:

Nine months ended December 31, 2024	$294,818
Fiscal year 2025	-
$294,818

Note 13 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued and as of that date. There were no subsequent events that required adjustment or disclosure in the condensed consolidated financial statements, except as follows:

In April 2024 the Company and the landlord of its Hicksville, New York office settled an action instituted by the landlord seeking unpaid rent and possession of the premises pursuant to an agreement which required the Company to move to a smaller space in the same facility at a reduced rent and requires the Company to pay back rent over a period of time.

On April 7, 2024, Arena filed a complaint in the Supreme Court, County of New York against the Company, it subsidiaries and certain officers of the Company and its subsidiaries alleging tortious interference with the auction conducted under Article 9 of the Uniform Commercial Code in March 2014 and seeking a declaratory judgment that the Company is in breach of the Arena notes and the Forbearance Agreement and that Arena has the right to auction certain equipment held at a Company facility that is not owned by the Company or any of its subsidiaries. The Company believes that Arena’s claims are without merit and intends to vigorously defend Arena’s claims.

In June 2024, the Company’s Board of Directors concluded that as a result of the impact of the auction conducted by Arena under Article 9 of the Uniform Commercial Code on the hemp division, it was no longer feasible to continue the Company’s hemp operations. As a result, the Company is no longer pursuing the development, manufacture or sale of hemp derived products.

The Company was a party to a Hemp Purchase Agreement with One Bad Moon Rising, LLC (“OBMR”). OMBR alleged that the Company breached the agreement and advised the Company that it would seek to enforce its rights under the contract if OBMR’s proposal to settle the matter was not accepted. The matter was settled in June 2024 pursuant to an agreement which required the Company to return approximately 1,800,000 pounds of hemp biomass to OBMR and issue OBMR 4,825,000 shares of its common stock.

On March 14, 2024, an auction of the assets of our hemp division was conducted under Article 9 of the Uniform Commercial Code following allegations by Arena that we were in breach of our obligations under certain notes and a forbearance agreement. See “Part II Item 1. Legal Proceedings.”

Following the auction, we continued our hemp operations on a reduced scale using equipment provided by third parties and the services of third-party processors. Historically, revenues from our hemp division supported, in part, our durable medical equipment business conducted through Duramed. Due to reduced support from the hemp division, Duramed is operating with reduced staff which has adversely impacted revenues. Subsequent to March 31, 2024, our Board of Directors concluded that as a result of the impact of the auction conducted by Arena under Article 9 of the Uniform Commercial Code on the hemp division, it is no longer feasible to continue our hemp operations. As a result, we are no longer pursuing the development, manufacture or sale of hemp derived products. Going forward, our primary focus will be on protecting and commercializing the cannabis patents acquired by Nascent, continuing to collect Duramed receivables and reestablishing the Company’s production of the Longevity Brand Superfood drink mix for Brooke Burke Body, Inc

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 14, 2024, an auction of the assets of our hemp division was conducted under Article 9 of the Uniform Commercial Code following allegations by Arena that we were in breach of our obligations under certain notes and a forbearance agreement. See “Part II Item 1. Legal Proceedings.”

Following the auction, we continued our hemp operations on a reduced scale using equipment provided by third parties and the services of third-party processors. Historically, revenues from our hemp division supported, in part, our durable medical equipment business conducted through Duramed. Due to reduced support from the hemp division, Duramed is operating with reduced staff which has adversely impacted revenues. Subsequent to March 31, 2024, our Board of Directors concluded that as a result of the impact of the auction conducted by Arena under Article 9 of the Uniform Commercial Code on the hemp division, it is no longer feasible to continue our hemp operations. As a result, we are no longer pursuing the development, manufacture or sale of hemp derived products. Going forward, our primary focus will be on protecting and commercializing the cannabis patents acquired by Nascent, continuing to collect Duramed receivables and reestablishing the Company’s production of the Longevity Brand Superfood drink mix for Brooke Burke Body, Inc.

The condensed consolidated financial statements include the accounts of CANB and its operational wholly owned subsidiaries.

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023.

Revenues decreased $570,209. The decrease largely due to the normalization of sales activity with 2022 positively impacted by the wind down of restrictions related to the Covid-19 Pandemic surrounding elective surgeries, enabling an increase in the usage of the Company’s Duramed product lines and ultrasound device associated with patient recovery.

Cost of product sales increased $668,584 due to inventory adjustments taken.

Operating expenses increased $2,981,197 as a result of loss on sale of property and equipment as well as $1,163,636 in stock compensation expense in the three months ended March 31, 2024 offset by decrease consulting fees, rent and other operating expenses.

Liquidity and Capital Resources

At March 31, 2024, the Company had cash and cash equivalents of $26,582 and negative working capital of $6,165,773. Cash and cash equivalents decreased $7,424. For the three months ended March 31, 2024, $216,850 was provided by operating activities and $224,274 was used by financing activities

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments address investor requests for enhanced transparency regarding income tax information. Specifically, they improve income tax disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses, and is effective for fiscal years beginning after December 31, 2023 and for interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2024, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the small size of our accounting staff and the lack of segregation of duties.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

In November 24, 2021, a vendor of the Company filed an amended suit against the Company in Florida, Case No. 2021 CA 001797, for monies allegedly owed and civil theft relating to such monies and related products and fraud in the inducement. We do not believe we owe such vendor any amount. The court has entered a default judgement against the Company for our failure to timely answer the complaint, which default has since been overturned. Subsequently the case has been set for interrogatories and document production which activities are being fulfilled.

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

Quality Plaza Realty, LLC, the landlord of the Company’s Hicksville, New York office, filed petitions in the District Court of the County of Nassau, New York in October 2023 seeking a judgment of $33,916.16 for unpaid rent and repossession of the premises. The Company and the landlord settled this matter in April 2024 pursuant to an agreement which required the Company to move to a smaller space in the same facility at a reduced rent and requires the Company to pay back rent over a period of time.

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

In June 2024 our Board of Directors concluded that as a result of the impact of the auction on the hemp division, it is no longer feasible to continue our hemp operations. As a result, we will no longer pursue the development, manufacture or sale of hemp derived products.

Historically, revenues from our hemp division supported, in part, our durable medical equipment business conducted through Duramed. Due to the elimination of support from the hemp division, Duramed is operating with reduced staff which has adversely impacted revenues. Going forward, our primary focus will be on protecting and commercializing the cannabis patents recently acquired by Nascent; however, the discontinuance of our hemp division and its impact on the Duramed division increases the risk that we will not be able to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2024, the Company issued options to purchase 27,019,284 shares of it common stock at an exercise price of $.05 per share to officers, directors, employees and consultants. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with these issuances.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In September 2023, Arena Special Opportunities Partners I, LP and Arena Special Opportunities Fund, LP provided notice to the Company that it is in default of certain terms of their Forbearance Agreement with the Company dated as of February 27, 2023 and thus have right to accelerate the payment of the Company’s obligations under the $3.8 million aggregate principal of notes held by them. In April 2024, the Arena entities filed a lawsuit seeking a declaratory judgment that the Company is in breach of the Arena Notes and the Forbearance Agreement

As of March 31, 2024, notes payable in the aggregate principal amount of approximately $7.8 million were past due.

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

Can B Corp.

Date: July 16, 2024	By:	/s/ Marco Alfonsi
Marco Alfonsi,
Chief Executive Officer

Date: July 16, 2024	By:	/s/ Stanley L. Teeple
Stanley L. Teeple,
Chief Financial Officer

