Form 10-Q
period 2024-06-30
Can B Corp
filed 2024-08-19
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 19, 2024 is 63,659,230.

Can B Corp.

FORM 10-Q

June 30, 2024

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Can B̅ Corp. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$-	$34,006
Accounts receivable, less allowance for doubtful accounts of $2,882,228 and $2,818,395, respectively	3,404,908	3,723,344
Inventory	563,370	1,619,542
Prepaid expenses and other current assets	10,062	4,137
Total current assets	3,978,340	5,381,029

Other assets:
Deposits	239,285	235,418
Intangible assets, net	-	95,144
Property and equipment, net	619,907	4,106,283
Right of use assets, net	65,771	295,151
Other noncurrent assets	16,626	13,139
Total other assets	941,589	4,745,135

Total assets	$4,919,929	$10,126,164

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,614,157	$1,997,643
Due to related party	448,850	357,243
Notes and loans payable, net	7,982,587	8,811,596
Warrant liabilities	-	1,766
Operating lease liability - current	65,771	254,391
Total current liabilities	11,111,365	11,422,639

Total liabilities	11,111,365	11,422,639

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, 5 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5,320,000	5,320,000
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 1,100 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,900,039	2,900,039
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 4,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	4

Common stock, no par value; 1,500,000,000 shares authorized, 61,872,981 and 32,753,196 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	85,152,193	83,020,998
Common stock issuable, no par value; 36,248 shares at June 30, 2024 and December 31, 2023, respectively	119,586	119,586
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	11,559,910	10,396,274
Accumulated deficit	(110,670,490)	(102,480,698)
Total stockholders’ equity (deficit)	(6,191,436)	(1,296,475)

Total liabilities and stockholders’ equity (deficit)	$4,919,929	$10,126,164

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Product sales	$-	$255,142	$-	$1,063,890
Service revenue	272,287	165,451	641,383	296,008
Total revenues	272,287	420,593	641,383	1,359,898
Cost of revenues	665,471	934,425	1,858,632	1,459,002
Gross profit	(393,184)	(513,832)	(1,217,249)	(99,104)
Selling, general and administrative	1,173,836	1,307,780	2,861,894	3,157,410
Loss on sale of assets	-	-	3,142,769	-

Total operating expenses	1,173,836	1,307,780	6,004,663	3,157,410

Loss from operations	(1,567,020)	(1,821,612)	(7,221,912)	(3,256,514)

Other income (expense):
Change in fair value of warrant liability	1,766	101,050	1,766	180,468
Interest expense	(463,366)	(416,415)	(969,548)	(750,382)
Other income (expense)	(3)	109,964	(98)	69,974
Other income (expense)	(461,603)	(205,401)	(967,880)	(499,940)

Loss before provision for income taxes	(2,028,623)	(2,027,013)	(8,189,792)	(3,756,454)

Provision for income taxes	-	-	-	9,596

Net loss	$(2,028,623)	$(2,027,013)	$(8,189,792)	$(3,766,050)

Loss per share - basic and diluted	$(0.04)	$(0.37)	$(0.18)	$(0.72)
Weighted average shares outstanding - basic and diluted	54,631,753	5,553,317	45,984,283	5,227,618

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

Three Months Ended June 30, 2024 and 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock	Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2024	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	44,798,583	$84,000,265	$119,586	36,248	$(572,678)	$11,559,910	$(108,641,867)	$(5,314,741)

Issuance of common stock for payables	-	-	-	-	-	-	-	-	5,749,398	487,428	-	-	-	-	-	487,428

Issuance of common stock for contract settlement	-	-	-	-	-	-	-	-	4,825,000	579,000	-	-	-	-	-	579,000

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	3,500,000	82,500	-	-	-	-	-	82,500

Issuance of common stock with note extension	-	-	-	-	-	-	-	-	3,000,000	3,000	-	-	-	-	-	3,000
Net loss	-	-	-	-	-	-	-	-	-	-		-	-	-	(2,028,623)	(2,028,623)

Balance, June 30, 2024	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	61,872,981	$85,152,193	$119,586	36,248	$(572,678)	$11,559,910	$(110,670,490)	$(6,191,436)

Balance, April 1, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	5,360,434	$80,172,548	$119,586	36,248	$(572,678)	$8,944,609	$(94,429,872)	$2,454,236

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	150,000	74,250	-	-	-	-	-	74,250

Issuance of common stock for purchase of equipment	-	-	-	-	-	-	-	-	125,000	46,875	-	-	-	-	-	46,875

Sale of common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	65,358	6,538	-	-	-	-	-	6,538

Net loss	-	-	-	-	-	-	-	-	-	-		-	-	-	(2,027,013)	(2,027,013)

Balance, June 30, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	5,700,792	$80,300,211	$119,586	36,248	$(572,678)	$8,944,609	$(96,456,884)	$554,887

Six Months Ended June 30, 2024 and 2023

	Series A		Series B		Series C		Series D				Common	Treasury		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2024	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	32,753,196	$83,020,998	$119,586	36,248	$(572,678)	$10,396,274	$(102,480,698)	$(1,296,475)

Issuance of common stock for payables	-	-	-	-	-	-	-	-	5,749,398	487,428	-	-	-	-	-	487,428

Issuance of common stock for note repayments	-	-	-	-	-	-	-	-	11,866,995	964,764	-	-	-	-	-	964,764

Issuance of common stock for contract settlement	-	-	-	-	-	-	-	-	4,825,000	579,000	-	-	-	-	-	579,000

Issuance of common stock with note extension	-	-	-	-	-	-	-	-	3,000,000	3,000	-	-	-	-	-	3,000

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	3,678,392	97,003	-	-	-	-	-	97,003

Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	1,163,636	-	1,163,636

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,189,792)	(8,189,792)

Balance, June 30, 2024	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	61,872,981	$85,152,193	$119,586	36,248	$(572,678)	$11,559,910	$(110,670,490)	$(6,191,436)

Balance, January 1, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	4,422,584	$79,614,986	$119,586	36,248	$(572,678)	$8,006,822	$(92,690,834)	$2,697,925

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	727,850	595,807	-	-	-	-	-	595,807

Issuance of common stock for purchase of equipment	-	-	-	-	-	-	-	-	125,000	46,875	-	-	-	-	-	46,875
Warrants issued in connection with the issuance of convertible note	-	-	-	-	-	-	-	-	-	-	-	-	-	937,787	-	937,787

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	425,358	42,543	-	-	-	-	-	42,543

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,766,050)	(3,766,050)

Balance, June 30, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	5,700,792	$80,300,211	$119,586	36,248	$(572,678)	$8,944,609	$(96,456,884)	$554,887

  See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net loss	$(8,189,792)	$(3,766,050)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,163,636	-
Depreciation	343,607	692,691
Amortization of intangible assets	-	6,000
Amortization of original-issue-discounts	343,428	378,547
Contract settlement	579,000	-
Impairment of intangible assets	95,144	-
Loss on sale of property and equipment	3,142,769	-
Bad debt expense	63,433	61,124
Cancellation of debt	-	(110,000)
Change in fair value of warrant liability	(1,766)	(180,468)
Stock-based interest expense	97,003	42,543
Stock-based consulting expense	-	595,807
Changes in operating assets and liabilities:
Accounts receivable	255,003	(194,061)
Inventory	1,056,172	470,251
Prepaid expenses	(5,925)	(8,114)
Operating lease right-of-use asset	40,760	142
Other non-current assets	(3,487)	-
Accounts payable	1,106,943	538,492
Accrued expenses	-	223,789
Net cash provided by (used in) operating activities	85,928	(1,249,307)

Investing activities:
Purchase of property and equipment	-	(15,000)
Deposits paid	(3,867)	(70,000)
Net cash used in investing activities	(3,867)	(85,000)

Financing activities:
Net proceeds received from notes and loans payable	150,000	2,140,000
Repayments of notes and loans payable	(357,674)	(621,443)
Deferred financing costs	-	(178,000)
Amounts received from/repaid to related parties, net	91,607	44,000
Net cash (used in) provided by financing activities	(116,067)	1,384,557

(Decrease)/Increase in cash and cash equivalents	(34,006)	50,251
Cash and cash equivalents, beginning of period	34,006	73,194
Cash and cash equivalents, end of period	$-	$123,445

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayment of notes payable	$964,764	$-
Issuance of common stock for contract settlement	$579,000	$-
Issuance of note payable in connection with note extension	$250,000	$-
Issuance of common stock for property and equipment	$-	$46,875
Issuance of common stock for payables	$487,428
Debt discount associated with convertible note	$-	$273,529
Issuance of common stock warrants in connection with convertible promissory note	$-	$937,787

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2024

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

Prior to June 2024 , the Company was in the business of promoting health and wellness through its development, manufacture and sale of products containing cannabinoids derived from hemp biomass and the licensing of durable medical devises. Can B̅’s products included oils, creams, moisturizers, isolate, gel caps, spa products, and concentrates. Can B̅ developed its own line of proprietary products and sought synergistic value through acquisitions in the hemp industry. In June 2024, Can B̅ shifted its business focus to commercializing and enforcing the patents recently acquired by Nascent Pharma, LLC (“Nascent”), continuing to collect Duramed receivables and reestablishing the Company’s production of the Longevity Brand Superfood drink mix for Brooke Burke Body, Inc.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of June 30, 2024, the Company had cash and cash equivalents of $0 and negative working capital of $7,133,025. For the six months ended June 30, 2024, the Company incurred losses of $8,189,792 which made the total accumulated deficit $110,670,490 through June 30, 2024. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The Company’s ability to continue its operations is dependent on the execution of management’s plans, which include protecting and commercializing the cannabis patents recently acquired by Nascent, raising litigation funding to support Nascent’s patent protection efforts, continuing to collect Duramed receivables, reestablishing the Company’s production of the Longevity Brand Superfood drink mix for Brooke Burke Body, Inc., restructuring outstanding indebtedness and raising of capital through the debt and/or equity markets. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the Company is not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in its financial statements.

There can be no assurances that the Company will be successful in generating additional cash from equity or debt financings or other sources to be used for operations. Should the Company not be successful in obtaining the necessary financing to fund its operations, it would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2024

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

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 3: Summary of Significant Accounting Policies” of our 2023 Form 10-K.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

Segment reporting

As of June 30, 2024, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Correction of Immaterial Errors

Subsequent to June 30, 2024, the Company identified an error related to the total principal outstanding on its notes payable. The error identified resulted in an increase of $242,107 of notes payable as of December 31, 2023 and corresponding decrease to stockholder’s equity/(deficit).

In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the June 30, 2024 and December 31, 2023, financial statements. Consequently, only the December 31, 2023, consolidated balance sheet and the December 31, 2023, balance in the statement of stockholders’ equity contained in these financial statements have been restated.

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

June 30, 2024
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

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of
	June 30, 2024	December 31, 2023
Stock price	$0.015	$0.07
Exercise price	$6.40	$6.40
Remaining term (in years)	3.0	3.50
Volatility	188.4%	171.8%
Risk-free rate	4.33%	3.84%
Expected dividend yield	—%	—%

The warrant liabilities will be remeasured at each reporting period with changes in fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the warrant liabilities was as follows:

Warrant liabilities
Estimated fair value at December 31, 2022	$203,043
Issuance of warrant liabilities	-
Change in fair value	(180,468)
Estimated fair value at June 30, 2023	$123,625

Estimated fair value at December 31, 2023	$1,766

Change in fair value	(1,766)
Estimated fair value at June 30, 2024	$-

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2024

Note 5 – Inventories

Inventories consist of:

	June 30,	December 31,
	2024	2023
Raw materials	$191,025	$1,196,112
Finished goods	372,345	423,430
Total	$563,370	$1,619,542

Note 6 – Property and Equipment

Property and equipment consist of:

	June 30,	December 31,
	2024	2023
Furniture and fixtures	$2,706	$21,724
Office equipment	-	12,378
Manufacturing equipment	468,264	6,828,083
Medical equipment	776,396	776,396
Leasehold improvements	26,902	26,902
Total	1,274,268	7,665,483
Accumulated depreciation	(654,361)	(3,559,200)
Net	$619,907	$4,106,283

Depreciation expense related to property and equipment was $343,607 and $692,691 for the six months ended June 30, 2024 and 2023, respectively.

In connection with the sale of certain assets related to the Arena Notes, the Company recorded a loss on sale of property and equipment of $3,142,769 during the six months ended June 30, 2024.

Note 7 – Intangible Assets

Intangible assets consist of:

	June 30,	December 31,
	2024	2023
Technology, IP and patents	$-	$119,998
Total	-	119,998
Accumulated amortization	-	(24,854)
	$-	$95,144

Amortization expense was $6,000 for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company recorded impairment expense of $95,144 related to its intangible assets which is included in selling, general and administrative in the condensed consolidated statements of operations.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2024

Note 8 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The original principal amount of the note was $2,675,239 and the proceeds were utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest was due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 228,419 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 228,419 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. The principal balance outstanding at June 30, 2024 was $2,400,997.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and was utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest was due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 8,755 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 8,755 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. The principal balance outstanding at June 30, 2024 was $92,285.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The principal balance of the note is $1,193,135 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 101,978 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 101,978 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. The principal balance outstanding at June 30, 2024 was $1,073,250.

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The principal balance of the note is $306,865 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 26,228 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 26,228 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. The principal balance outstanding at June 30, 2024 was $257,750.

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

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2024

On January 1, 2022, the Company entered into a convertible promissory note (“Empire Note”) with Empire Properties, LLC (“Empire”). The principal balance of the note is $52,319 and it is to be utilized for working capital purposes. The note matured on December 31, 2022 or due on demand subsequently to any major funding received by the Company in excess of $5,000,000 and all principal, accrued and unpaid interest is due at maturity at a rate of 8% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance outstanding at June 30, 2024 was $52,319.

In March 2022, the Company entered into a convertible promissory note (“BL Note”) with Blue Lake Partners, LLC (“BL”). The original principal amount of the note was $250,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the BL Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to BL are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the BL Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $66,667 under the BL Note, BL agreed to extend the maturity date of the BL Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that BL can require the Company to apply to the repayment of the BL Note from 50% to 33%. The principal balance outstanding at June 30, 2024 was $183,333 and the BL Note is past due.

In March 2022, the Company entered into a convertible promissory note (“MH Note”) with Mast Hill Fund, LP (“MH”). The original principal amount of the note was $350,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the MH Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to MH are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the MH Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $93,333 under the MH Note, MH agreed to extend the maturity date of the MH Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that MH can require the Company to apply to the repayment of the MH Note from 50% to 33%. . The principal balance outstanding at June 30, 2024 was $256,667 and the MH Note is past due.

In April 2022, the Company entered into a convertible promissory note (“FM Note”) with Fourth Man, LLC (“FM”). The original principal amount of the note was $150,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of April 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the FM Note was issued with 23,437 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 23,437 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to FM are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the FM Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $40,000 under the FM Note, FM agreed to extend the maturity date of the FM Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that FM can require the Company to apply to the repayment of the FM Note from 50% to 33%. On June 30th, 2023 the Company entered into a Settlement and Mutual Release Agreement to extinguish the $110,000 principal outstanding on the FM Note. As of June 30, 2024 the FM Note had been satisfied in full.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2024

In June 2022, the Company entered into a convertible promissory note (“Alumni Note”) with Alumni Capital, LP (“Alumni”). The original principal amount of the note was $62,500 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of June 6, 2023 which was extended until September 1, 2023 effective February 27, 2023. All principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The holder can require the full payment of the note if the Company completes an offering of its common stock that results in an uplisting of its common stock to a national securities exchange. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the Alumni Note was issued with 9,766 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 9,766 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to Alumni are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the Alumni Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at June 30, 2024 was $56,250.

In August 2022, the Company entered into a convertible promissory note (“WN”) with Walleye Opportunities Master Fund Ltd. (“WOMF”). The original principal amount of the note was $385,000 and the proceeds are to be utilized for working capital purposes. The note originally matured on August 30, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the WN Note was issued with 71,296 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 71,296 shares of the Company’s common stock at an exercise price of $5.40 per share. The common stock purchase warrants issued to WOMF are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the WN with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at June 30, 2024 was $350,000

In January 2023 the Company entered into a convertible promissory note (“Tysadco Note VI”) with Tysadco Partners, LLC (“Tysadco”). The original principal amount of the note was $100,000 and the proceeds are to be utilized for working capital purposes. The note had a maturity date of April 12, 2023, and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. Effective January 31, 2023, Tysadco agreed to exchange the Tysdaco Note VI and other notes held by Tysdaco in the aggregate principal amount of $752,000 having maturity dates between August 24, 2022 and March 19, 2023 for a single note that matured on September 1, 2023. Contemporaneous with this exchange, Tysadco assigned the combined note to ClearThink Capital Partners, LLC and the Company issued 130,000 shares of common stock to ClearThink Capital Partners, LLC. The conversion options contained in the combined note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance of the combined note at June 30, 2024 was $1,007,500 and the combined note is past due.

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

June 30, 2024

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

The Company may elect to pay all or a portion of a monthly installment due under the Note by converting such amount into shares of the Company’s common stock at a price of $4.00 per share, subject to adjustment in accordance with the terms of the Note. As of June 30, 2024, the adjusted conversion price was $.0772. If the Company does not pay an installment when due it is deemed an election by the Company to convert the installment payment into common stock at a price equal to the lower of $4.00 per share or 90% of the lowest daily volume weighted average price of the common stock during the five trading days preceding the conversion date. WOMF has the right to determine the timing of any such conversion. WOMF may elect at any time to convert amounts payable under the Note into shares of the Company’s common stock at a conversion price of $4.00 per share, subject to adjustment in accordance with the terms of the Note. The Company has not paid any of the monthly installments due under the Note in cash. As a result, these installment payments were converted into common stock.

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

In May 2023, the Company issued a promissory note to WOMF in the principal amount of $437,500. The purchase price of the note was $350,000, representing a 20% original issue discount. The note is non-interest bearing except in the event of a default, in which case interest will accrue at a rate of 40% per annum in the event of a payment default and 18% per annum in the event of other defaults. The note became due on October 15, 2023. The principal balance outstanding at June 30, 2024 was $256,893.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2024

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

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2024

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6% (See Note 5). As of June 30, 2024, the total amount outstanding was $1,050,000.

WOMF October 2023 Note

On October 27, 2023, the Company completed the sale of a promissory note (the “Initial Note”) in the principal amount of $156,250 to WOMF pursuant to a Securities Purchase Agreement between the Company and the WOMF (the “Stock Purchase Agreement”). The purchase price of the Note was $125,000, representing a 20% original issue discount. The Initial Note is non-interest bearing, except in the case of the event of a default, in which case interest will accrue from the date of the default at a rate equal to the lower of 18% per annum or the maximum rate permitted by law. The Initial Note becomes due on October 27, 2024. As of June 30, 2024, the total amounts outstanding were $156,250.

WOMF may elect to convert the principal amount of the Initial Note and default interest, if any, subject to adjustment at a price equal to 90% of the lowest daily volume weighted average price of the common stock during the fifteen trading days preceding the conversion date.

WOMF and/or investors introduced by WOMF may purchase up to an additional $1,693,750 aggregate principal amount of notes having terms substantially similar to the Initial Note (the “New Notes” and collectively with the Initial Note, the “Notes”). In addition to the principal and interest payment obligations under the Notes, the Company has agreed to pay and/or cause its newly formed 70% owned subsidiary, Nascent, to pay WOMF fifteen percent (15%) of all amounts that would otherwise be distributable to the Company by Nascent until WOMF receives distributions in the aggregate amount that equal the sum of (a) 200% of the purchase price of notes previously issued by the Company to WOMF plus (b) 200% of the principal amount of certain notes previously issued by the Company and acquired by WOMF from a third party plus (c) 100% of the purchase price of Notes purchased pursuant to the Stock Purchase Agreement; provided, however, if WOMF and/or other investors purchase $1,875,000 aggregate principal amount of Notes pursuant to the Stock Purchase Agreement, the obligation to pay 100% of the purchase price of the Notes shall be increased to 200% of the purchase price of such Notes. The amounts distributable by Nascent to the Company, if any, will represent the proceeds of Nascent’s enforcement of certain patents it is seeking to acquire. Nascent has not yet acquired such patents and no assurance can be given that it will be able to complete such acquisition. Under the terms of the Stock Purchase Agreement, the purchase of New Notes by WOMF and/or investors introduced by WOMF is subject to, among other things, Nascent’s acquisition of the patents. If Nascent does not complete the acquisition of the patents, the Company does not expect that any New Notes will be purchased and the Company will have no obligation to pay additional consideration to WOMF.

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

On February 13, 2024, the Company completed the sale of a promissory note in the principal amount of $75,000 to ClearThink. The purchase price of the note was $50,000, representing a 33.33% original issue discount. The note becomes due on November 12, 2024 and bears interest, payable upon maturity, at a rate of 12% per annum. ClearThink may convert the purchase price of the note and accrued and unpaid interest into shares of the Company’s common stock at any time at a conversion price of $0.0743 per share.

In May 2024., the Company entered in a Note Extension Agreement with ClearThink which extended the maturity date of all notes with ClearThink to July 3, 2024. In connection, with the Note Extension Agreement, the Company issued a $250,000 convertible note with the same terms as all other notes with ClearThink as well as 2,000,000 shares of the Company’s common stock.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2024

Other Loans

During the year ended December 31, 2022, the Company entered into various agreements relating to the sales of future receivables for an aggregate purchase amount of approximately $450,000. The aggregate principal amounts are payable in weekly installments ranging from $2,917 through $453 until such time the obligations are fully satisfied. As of June 30, 2024, the total amounts outstanding were approximately $80,000.

On February 11, 2022, the Company entered into a $175,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within six months or due on demand subsequently to any major funding received by the Company in excess of $2,000,000. As of June 30, 2024 the total amount outstanding was $175,000.

On October 14, 2022, the Company entered into a $115,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on October 31, 2022. As of June 30, 2024 the total amount outstanding was $65,000.

On November 17, 2022, the Company entered into a $200,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 18% per annum and was due on December 17, 2022. As of June 30, 2024 the total amount outstanding was $125,000.

Warrants

In connection with certain of the notes discussed above, the Company issued warrants to various lenders to purchase a total of 198,248 shares of the Company’s common stock. These warrants have no intrinsic value and their fair value is insignificant.

Related Party Note

The Company has entered into a promissory note with Pat Ferro, a co-founder of the Company. As of June 30, 2024, the total amount outstanding was $448,850

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2024

Note 9 – Stockholders’ Equity

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

June 30, 2024

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

	June 30, 2024	June 30, 2023
Per share fair value at grant date	$0.036-0.05	$-
Risk free interest rate	4.12%-4.30%	-
Expected volatility	224%	-%
Dividend yield	0%	-%
Expected life in years	5	-

A summary of stock options activity for the six months ended June 30, 2024 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2024	12,223,331	$3.08	3.89
Granted	27,019,284	0.04	5.00
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, June 30, 2024	39,242,615	$0.99	3.42

Stock-based compensation expense related to stock options during the six months ended June 30, 2024 was $1,163,636. No stock-based compensation was recognized for the six months ended June 30, 2023.

Note 11 – Income Taxes

The Company’s income tax provisions for the three and six months ended June 30, 2024 and 2023 reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Note 12 – Commitments and Contingencies

Lease Agreements

The Company leases office space in numerous medical facilities offices under month-to-month agreements.

At June 30, 2024, the future minimum lease payments under non-cancellable operating leases were:

Six months ended December 31, 2024	$66,750
Fiscal year 2025	-
$66,750

Settlement

In June 2024, the Company entered into a Settlement Agreement with a counterparty related to a dispute in connection with a contract to purchase industrial hemp biomass. In connection with the settlement, the Company issued 4,825,000 shares of common stock valued at $579,000.

Note 13 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued and as of that date. There were no subsequent events that required adjustment or disclosure in the condensed consolidated financial statements, except as follows:

In July 2024, the Company settled a lawsuit brought against the Company in Florida pursuant to a Settlement Agreement which requires the Company to pay $50,000 to the plaintiff upon the recovery by Nascent of damages in excess of $5,000,000 from prospective litigation to enforce Nascent’s patent rights.

In July 2024, ClearThink Capital Partners, LLC (“ClearThink”) provided $50,000 of funding to Nascent pursuant to a Revenue Sharing Agreement which requires Nascent to pay to ClearThink 5% of its Net Revenues (as defined in the agreement) from the enforcement or licensing of its patents until ClearThink has received $250,000 of payments under the agreement. Upon Nascent’s receipt of an aggregate of $1,000,000 or more of funding from other Revenue Share Agreements, Nascent is required to repay to ClearThink the $50,000 of Funding provided by ClearThink and such $50,000 payment shall be credited against the maximum $250,000 of payments that ClearThink is entitled to under the agreement.

In July 2024, Nascent entered into a Consulting Agreement pursuant to which it retained a consultant to provide advice and consultation with respect to the licensing of Nascent’s patents. For each licensing agreement entered into with a party introduced by the consultant, Nascent must pay to the consultant an amount between 1% and 3% of the Net Licensing Fee (as defined in the agreement) received by Nascent.

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

Prior to June 2024, The Company was in the business of promoting health and wellness through its development, manufacture and sale of products containing cannabinoids derived from hemp biomass and the licensing of durable medical devices. Can B̅’s products included oils, creams, moisturizers, isolate, gel caps, spa products, and concentrates and lifestyle products. Can B̅ developed its own line of proprietary products and sought synergistic value through acquisitions in the hemp industry.

On March 14, 2024, an auction of the assets of our hemp division was conducted under Article 9 of the Uniform Commercial Code following allegations by Arena that we were in breach of our obligations under certain notes and a forbearance agreement. See “Part II Item 1. Legal Proceedings.”

Following the auction, we continued our hemp operations on a reduced scale using equipment provided by third parties and the services of third-party processors. Historically, revenues from our hemp division supported, in part, our durable medical equipment business conducted through Duramed. Due to reduced support from the hemp division, Duramed is operating with reduced staff which has adversely impacted revenues. In June 2024,, our Board of Directors concluded that as a result of the impact of the auction conducted by Arena under Article 9 of the Uniform Commercial Code on the hemp division, it is no longer feasible to continue our hemp operations. As a result, we are no longer pursuing the development, manufacture or sale of hemp derived products. Going forward, our primary focus will be on protecting and commercializing the cannabis patents acquired by Nascent, continuing to collect Duramed receivables and reestablishing the Company’s production of the Longevity Brand Superfood drink mix for Brooke Burke Body, Inc.

The condensed consolidated financial statements include the accounts of CANB and its operational wholly owned subsidiaries.

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023.

Revenues decreased $148,306. The decrease largely due to the normalization of sales activity in 2023 and the Company discontinuing the sale of certain products.

Cost of product sales decreased $268,954 due to inventory adjustments taken and the decrease in revenue.

Operating expenses decreased $133,944 due to a decrease consulting fees, rent and other operating expenses.

Six months ended June 30, 2024 compared to six months ended June 30, 2023.

Revenues decreased $718,515. The decrease largely due to the normalization of sales activity with 2023 and the Company ending the sale of certain of its product offerings around hemp products.

Cost of product sales increased $399,630 due to inventory adjustments taken.

Operating expenses increased $2,847,253 as a result of loss on sale of property and equipment as well as $1,163,636 in stock compensation expense in the six months ended June 30, 2024 offset by decrease consulting fees, rent and other operating expenses.

Liquidity and Capital Resources

At June 30, 2024, the Company had cash and cash equivalents of $0 and negative working capital of $7,133,025. Cash and cash equivalents decreased $34,006. For the six months ended June 30, 2024, $85,928 was provided by operating activities and $116,067 and $3,867 was used by investing and financing activities, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2024, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the small size of our accounting staff and the lack of segregation of duties.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period June 30, 2024 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2024, the Company issued 3,499,398 shares of common stock as security for obligations under promissory notes issued to landlords for back rent and other costs. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with these issuances.

In April 2024, the Company issued options to purchase 833,354 shares of common stock at an exercise price of $.12 per share to landlords in consideration for agreements to forbear from exercising remedies to collect back rent. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with these issuances.

In April 2024, the Company issued 3,000,000 shares of common stock upon the conversion of an outstanding note. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933 in connection with this issuance.

In May 2024 the Company issued 2,250,000 shares of common stock to a consultant as payment for corporate advisory services. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this issuance.

In May 2024, the Company issued 2,000,00 shares to a lender in consideration for the extension of the maturity date of a loan. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this issuance.

In June 2024, the Company issued 4,825,000 shares of common stock in settlement of obligations under a hemp purchase agreement. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this issuance.

During the three months ended June 30, 2024, the Company issued 1,500,000 shares of common stock to a lender in consideration of loans made to the Company by the lender. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In September 2023, Arena Special Opportunities Partners I, LP and Arena Special Opportunities Fund, LP provided notice to the Company that it is in default of certain terms of their Forbearance Agreement with the Company dated as of February 27, 2023 and thus have right to accelerate the payment of the Company’s obligations under the $3.8 million aggregate principal of notes held by them. In April 2024, the Arena entities filed a lawsuit seeking a declaratory judgment that the Company is in breach of the Arena Notes and the Forbearance Agreement

As of June 30, 2024, notes payable in the aggregate principal amount of approximately $7.8 million were past due.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Report:

Exhibit	Description
2.1	Share Purchase Agreement with Prosperity Systems, Inc., dated January 5, 2015(2)
2.2	Membership Purchase Agreement with Pure Health Products(6)
2.3	Green Grow Stock Purchase Agreement(4)
2.4	Green Grow Modification Agreement(1)
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
4.1	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
4.2	Articles of Amendment designating Series B Preferred Stock rights(1)
4.3	Articles of Amendment designating Series C Preferred Stock rights(7)
4.4	Articles of Amendment designating Series D Preferred Stock rights(10)
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020(10)
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020(10)
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020(10)
10.4	Employment Agreement with Phil Scala dated December 29, 2020(10)
10.5	Commission Agreement with Andrew Holtmeyer(10)
10.6	Employment Agreement with Bradley Lebsock(10)
10.7	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.8	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.9	Arena Securities Purchase Agreement(10)
10.10	ASOF Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.11	ASOF Warrant to Purchase Common Stock(10)
10.12	ASOP Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.14	ASOP Warrant to Purchase Common Stock(10)
10.15	Arena Security Agreement(10)
10.16	Arena Intellectual Property Security Agreement(10)
10.17	Arena Registration Rights Agreement(10)
10.18	Arena Holding Escrow Agreement(10)
10.19	Arena Guaranty Agreement from Company Subsidiaries(10)
10.20	Amendment to 2020 ASOF Promissory Note(11)
10.21	Amendment to 2020 ASOP Promissory Note(11)
10.22	2021 Arena Securities Purchase Agreement(11)
10.23	2021 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.24	2021 ASOF Warrant to Purchase Common Stock(11)
10.25	2021 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.26	2021 ASOP Warrant to Purchase Common Stock(11)
10.27	2021 Arena Registration Rights Agreement(11)
10.28	2021 Addendum to Arena Security Agreement(11)
10.29	2021 Addendum to Arena Intellectual Property Security Agreement(11)
10.30	2021 Addendum to Arena Guaranty Agreement from Company Subsidiaries(11)
10.31	Asset Acquisition Agreement with Imbibe(10)
10.32	Equipment Acquisition Agreement with TWS(12)
10.33	Promissory Note to TWS(12)
10.34	Asset Purchase Agreement with MCB(12)

10.35	Commercial Lease with Makers Developments LLC(13)
10.36	Single-Tenant NNN Lease Agreement with CS2 Real Estate Holdings, LLC(13)
10.37	Commercial Lease with Red Road Business Park(13)
10.38	Asset Acquisition Agreement with various Sellers (Botanical Biotech)(10)
10.39	PrimeX Distribution Agreement(15)
10.40	American Development Partners development agreement(15)
10.41	Mast Hill Securities Purchase and Related Agreements(14)
10.42	Blue Lake Partners Securities Purchase and Related Agreements(14)
10.43	Fourth Man Securities Purchase and Related Agreements(16)
10.44	Extension and Amendment to Arena Transactional Documents(16)
10.45	Amended Placement Agent Agreement(18)
10.46	Alumni Capital Securities Purchase and Related Documents(19)
10.47	Arena Exchange Agreement(20)
10.48	Agreement with Forever Bradst(21)
10.49	Promissory Note Modification Agreement with TWS Pharma LLC(22)
10.50	Walleye Securities Purchase Agreement(22)
10.51	Walleye Promissory Note(22)
10.52	Walleye Revenue Pledge and Security Agreement(22)
10.53	Walleye Common Stock Purchase Warrant(22)
10.54	Amendment to Walleye Common Stock Purchase Agreement(22)
10.55	Walleye Registration Rights Agreement(22)
10.56	Intercreditor Agreement among Can B Corp., Walleye and Arena(22)
10.57	Arena Forbearance Agreement(22)
10.58	Amendment No. 2 to Blue Lake Partners Promissory Note and Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.59	Amendment No. 2 to Mast Hill Fund Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.60	Amendment No. 2 to Fourth Man Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.61	Walleye May 2023 Promissory Note(23)
10.62	Securities Purchase Agreement dated as of October 26, 2023 between Can B Corp. and Walleye Opportunities Master Fund Ltd.(24)
10.63	Promissory Note dated October 27, 2023 issued by Can B Corp. to Walleye Opportunities Master Fund Ltd.(24)
10.64	Consolidated Note dated October 27, 2023 issued by Can B Corp. to Walleye Opportunities Master Fund Ltd.(24)
10.65	Distribution and Assignment Agreement dated as of October 27, 2023 among Can B Corp, Nascent Pharma, LLC and Walleye Opportunities Master Fund Ltd.(24)
10.66	Registration Rights Agreement dated as of October 27, 2023 between Can B Corp and Walleye Opportunities Master Fund Ltd.(24)
10.67	Employment Agreement with Marco Alfonsi dated February 8, 2024(25)
10.68	Employment Agreement with Stanley Teeple dated February 8, 2024(25)
10.69	Amendment Modification to Convertible Promissory Note dated August 7, 2023 between Can B Corp. and ClearThink Capital Partners, LLC(25)
10.70	Promissory Note dated September 22, 2023 issued by Can B Corp. to ClearThink Capital Partners, LLC(25)
10.71	Promissory Note dated December 20, 2023 issued by Can B Corp. to ClearThink Capital Partners, LLC(25)
10.72	Promissory Note dated February 29, 2024 issued by Can B Corp. to ClearThink Capital Partners, LLC(25)
10.73	Revenue Sharing Agreement dated as of July 26, 2024 between Nascent Pharma, LLC and ClearThink Capital Partners, LLC
14.1	Code of Ethics(1)
21.1	List of Subsidiaries(10)
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part II, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part II, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.
(10)	Filed with the Annual Report on Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(11)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 21, 2021 and incorporated herein by reference.
(12)	Filed with the Current Report on Form 8-K filed with the SEC on August 17, 2021 and incorporated herein by reference.
(13)	Filed with the Current Report on Form 8-K filed with the SEC on September 1, 2021 and incorporated herein by reference.
(14)	Filed with the Current Report on Form 8-K filed with the SEC on March 31, 2022 and incorporated herein by reference.
(15)	Filed with the Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(16)	Filed with the Current Report on Form 8-K filed with the SEC on April 29, 2022 and incorporated herein by reference.
(17)	Filed with Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference.
(18)	Filed with Form S-1/A filed with the SEC on May 25, 2022 and incorporated herein by reference.
(19)	Filed with the Current Report on Form 8-K filed with the SEC on June 15, 2022 and incorporated herein by reference.
(20)	Filed with Form S-1/A filed with the SEC on May 25, 2022 and incorporated herein by reference.
(21)	Filed with the Current Report on Form 8-K filed with the SEC on July 25, 2022 and incorporated herein by reference.
(22)	Filed with the Annual Report on Form 10-K filed with the SEC on April 17, 2023 and incorporated herein by reference.
(23)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 22, 2023 and incorporated herein by reference.
(24)	Filed with the Current Report on Form 8-K filed with the SEC on November 3, 2023 and incorporated herein by reference.
(25)	Filed with the Annual Report on Form 10-K filed with the SEC on April 15, 2024 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Can B Corp.

Date: August 19, 2024	By:	/s/ Marco Alfonsi
Marco Alfonsi,
Chief Executive Officer

Date: August 19, 2024	By:	/s/ Stanley L. Teeple
Stanley L. Teeple,
Chief Financial Officer

