Form 10-Q
period 2024-09-30
Can B Corp
filed 2024-11-19
CIK 1509957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 19, 2024, there were 75,841,988 shares of common stock of Nascent Pharma Holdings, Inc (the successor issuer pursuant to Rule 12g-3(a) under the Exchange Act as of October 25, 2024) outstanding.

Can B Corp.

FORM 10-Q

September 30, 2024

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Can B̅ Corp. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,879	$34,006
Accounts receivable, less allowance for doubtful accounts of $4,774,088 and $2,818,395, respectively	1,419,978	3,723,344
Inventory	155,917	1,619,542
Prepaid expenses and other current assets	10,065	4,137
Total current assets	1,593,839	5,381,029

Other assets:
Deposits	245,755	235,418
Intangible assets, net	-	95,144
Property and equipment, net	-	4,106,283
Right of use assets, net	-	295,151
Other noncurrent assets	16,555	13,139
Total other assets	262,310	4,745,135

Total assets	$1,856,149	$10,126,164

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,630,697	$1,997,643
Due to related party	457,850	357,243
Notes and loans payable, net	8,555,243	9,372,714
Warrant liabilities	-	1,766
Operating lease liability - current	-	254,391
Total current liabilities	11,643,790	11,983,757

Total liabilities	11,643,790	11,983,757

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Preferred stock, authorized 5,000,000 shares:
Series A Preferred stock, no par value: 20 shares authorized, 5 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5,320,000	5,320,000
Series C Preferred stock, $0.001 par value: 2,000 shares authorized, 1,100 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,900,039	2,900,039
Series D Preferred stock, $0.001 par value: 4,000 shares authorized, 4,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	4

Common stock, no par value; 1,500,000,000 shares authorized, 70,122,981 and 32,753,196 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	84,818,600	82,459,880
Common stock issuable, no par value; 36,248 shares at September 30, 2024 and December 31, 2023, respectively	119,586	119,586
Treasury stock	(572,678)	(572,678)
Additional paid-in capital	11,559,910	10,396,274
Accumulated deficit	(113,933,102)	(102,480,698)
Total stockholders’ equity (deficit)	(9,787,641)	(1,857,593)

Total liabilities and stockholders’ equity (deficit)	$1,856,149	$10,126,164

See notes to condensed consolidated financial statements

Can B̅ Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Product sales	$-	$196,082	$-	$1,259,972
Service revenue	15,269	222,875	656,652	518,883
Total revenues	15,269	418,957	656,652	1,778,855
Cost of revenues	415,816	1,235,647	2,274,448	2,694,649
Gross profit	(400,547)	(816,690)	(1,617,796)	(915,794)
Selling, general and administrative	2,432,413	2,761,523	5,294,307	5,918,933
Loss on sale of assets	-	-	3,142,769	-

Total operating expenses	2,432,413	2,761,523	8,437,076	5,918,933

Loss from operations	(2,832,960)	(3,578,213)	(10,054,872)	(6,834,727)

Other income (expense):
Change in fair value of warrant liability	-	-	1,766	180,468
Interest expense	(430,173)	(585,417)	(1,399,721)	(1,335,799)
Other income (expense)	521	(1,747)	423	68,227
Other income (expense)	(429,652)	(587,164)	(1,397,532)	(1,087,104)

Loss before provision for income taxes	(3,262,612)	(4,165,377)	(11,452,404)	(7,921,831)

Provision for income taxes	-	-	-	9,596

Net loss	$(3,262,612)	$(4,165,377)	$(11,452,404)	$(7,931,427)

Loss per share - basic and diluted	$(0.05)	$(0.36)	$(0.22)	$(1.08)
Weighted average shares outstanding - basic and diluted	65,435,733	11,589,937	52,526,379	7,358,006

See notes to condensed consolidated financial statements

Can B̅ Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

Three Months Ended September 30, 2024 and 2023

	Series A		Series B		Series C		Series D				Common	Treasury		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2024	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	61,872,981	$84,591,075	$119,586	36,248	$(572,678)	$11,559,910	$(110,670,490)	$(6,752,554)

Issuance of common stock for payables	-	-	-	-	-	-	-	-	6,500,000	97,500	-	-	-	-	-	97,500

Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	1,750,000	130,025	-	-	-	-	-	130,025
Net loss	-	-	-	-	-	-	-	-	-	-		-	-	-	(3,262,612)	(3,262,612)

Balance, September 30, 2024	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	70,122,981	$84,818,600	$119,586	36,248	$(572,678)	$11,559,910	$(113,933,102)	$(9,787,641)

Balance, June 30, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	5,700,792	$80,300,211	$119,586	36,248	$(572,678)	$8,944,609	$(96,456,884)	$554,887

Issuance of common stock for payables	-	-	-	-	-	-	-	-	2,004,510	321,887	-	-	-	-	-	321,887
Issuance of common stock for inventory	-	-	-	-	-	-	-	-	675,000	175,500	-	-	-	-	-	175,500
Issuance of common stock for legal settlement	-	-	-	-	-	-	-	-	45,835	7,792	-	-	-	-	-	7,792
Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	8,795,461	1,029,942	-	-	-	-	-	1,029,942

Issuance of common stock for wages and salaries	-	-	-	-	-	-	-	-	6,940,118	589,216	-	-	-	-	-	589,216

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	2,085,134	254,090	-	-	-	-	-	254,090
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	1,451,665	-	1,451,665
Net loss	-	-	-	-	-	-	-	-	-	-		-	-	-	(4,165,377)	(4,165,377)

Balance, September 30, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	26,246,850	$82,678,638	$119,586	36,248	$(572,678)	$10,396,274	$(100,622,261)	$219,602

Nine Months Ended September 30, 2024 and 2023

	Series A		Series B		Series C		Series D				Common	Treasury		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	32,753,196	$82,459,880	$119,586	36,248	$(572,678)	$10,396,274	$(102,480,698)	$(1,857,593)

Issuance of common stock for payables	-	-	-	-	-	-	-	-	12,249,398	584,928	-	-	-	-	-	584,928

Issuance of common stock for note repayments	-	-	-	-	-	-	-	-	13,616,995	1,094,789	-	-	-	-	-	1,094,789

Issuance of common stock for contract settlement	-	-	-	-	-	-	-	-	4,825,000	579,000	-	-	-	-	-	579,000

Issuance of common stock with note extension	-	-	-	-	-	-	-	-	3,000,000	3,000	-	-	-	-	-	3,000

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	3,678,392	97,003	-	-	-	-	-	97,003

Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	1,163,636	-	1,163,636

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,452,404)	(11,452,404)

Balance, September 30, 2024	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	70,122,981	$84,818,600	$119,586	36,248	$(572,678)	$11,559,910	$(113,933,102)	$(9,787,641)

Balance, December 31, 2022	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	4,422,584	$79,614,986	$119,586	36,248	$(572,678)	$8,006,822	$(92,690,834)	$2,697,925

Issuance of common stock for services rendered	-	-	-	-	-	-	-	-	2,732,360	917,694	-	-	-	-	-	917,694

Issuance of common stock for purchase of equipment	-	-	-	-	-	-	-	-	125,000	46,875	-	-	-	-	-	46,875
Warrants issued in connection with the issuance of convertible note	-	-	-	-	-	-	-	-	-	-	-	-	-	937,787	-	937,787

Issuance of common stock for wages and salaries	-	-	-	-	-	-	-	-	6,940,118	589,216	-	-	-	-	-	589,216
Issuance of common stock for inventory	-	-	-	-	-	-	-	-	675,000	175,500	-	-	-	-	-	175,500
Issuance of common stock for legal settlement	-	-	-	-	-	-	-	-	45,835	7,792	-	-	-	-	-	7,792

Issuance of common stock in lieu of interest payments	-	-	-	-	-	-	-	-	2,510,492	296,633	-	-	-	-	-	296,633
Issuance of common stock in lieu of note repayments	-	-	-	-	-	-	-	-	8,795,461	1,029,942	-	-	-	-	-	1,029,942
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	1,451,665	-	1,451,665
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,931,427)	(7,931,427)

Balance, September 30, 2023	5	$5,320,000	-	$-	1,100	$2,900,039	4,000	$4	26,246,850	$82,678,638	$119,586	36,248	$(572,678)	$10,396,274	$(100,622,261)	$219,602

See notes to condensed consolidated financial statements

Can B̅ Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net loss	$(11,452,404)	$(7,931,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,163,636	1,451,665
Stock-based wages and salaries	-	589,216
Depreciation	343,607	1,040,915
Amortization of intangible assets	-	9,000
Amortization of original-issue-discounts	488,740	522,274
Contract settlement	579,000	-
Impairment of assets	715,051	-
Loss on sale of property and equipment	3,142,769	-
Bad debt expense	1,997,560	38,631
Cancellation of debt	-	(110,000)
Change in fair value of warrant liability	(1,766)	(180,468)
Stock-based interest expense	97,003	296,633
Stock-based consulting expense	-	917,694
Changes in operating assets and liabilities:
Accounts receivable	305,806	(64,960)
Inventory	1,463,625	1,239,847
Prepaid expenses	(5,928)	(8,115)
Operating lease right-of-use asset	40,760	140
Other non-current assets	(3,416)	-
Accounts payable	1,220,983	733,022
Accrued expenses	-	-
Net cash provided by (used in) operating activities	95,026	(1,455,933)

Investing activities:
Purchase of property and equipment	-	(15,000)
Deposits paid	(10,337)	(70,000)
Net cash used in investing activities	(10,337)	(85,000)

Financing activities:
Net proceeds received from notes and loans payable	150,000	2,255,000
Repayments of notes and loans payable	(361,423)	(630,943)
Deferred financing costs	-	(178,000)
Amounts received from/repaid to related parties, net	100,607	53,000
Net cash (used in) provided by financing activities	(110,816)	1,499,057

Decrease in cash and cash equivalents	(26,127)	(41,876)
Cash and cash equivalents, beginning of period	34,006	73,194
Cash and cash equivalents, end of period	$7,879	$31,318

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing and Financing Activities:
Issuance of common stock in lieu of repayment of notes payable	$1,094,764	$1,029,942
Issuance of common stock for contract settlement	$579,000	$-
Issuance of note payable in connection with note extension	$250,000	$-
Issuance of common stock for property and equipment	$-	$46,875
Issuance of common stock for payables	$584,928
Debt discount associated with convertible note	$-	$273,529
Issuance of common stock warrants in connection with convertible promissory note	$-	$937,787

See notes to consolidated financial statements

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2024

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

Prior to September 2024 , the Company was in the business of promoting health and wellness through its development, manufacture and sale of products containing cannabinoids derived from hemp biomass and the licensing of durable medical devises. Can B̅’s products included oils, creams, moisturizers, isolate, gel caps, spa products, and concentrates. Can B̅ developed its own line of proprietary products and sought synergistic value through acquisitions in the hemp industry. In June 2024, Can B̅ shifted its business focus to commercializing and enforcing the patents recently acquired by Nascent Pharma, LLC (“Nascent”), continuing to collect Duramed receivables and reestablishing the Company’s production of the Longevity Brand Superfood drink mix for Brooke Burke Body, Inc.

On October 25, 2015, Can B̅ implemented a legal reorganization which resulted in Nascent Pharma Holdings, Inc. (“NPH”) owning all of the outstanding stock of Can B̅. Consequently, Can B̅ became a direct, wholly owned subsidiary of NPH. Each share of each class of Can B̅ stock issued and outstanding immediately prior to the legal reorganization automatically converted into an equivalent corresponding share of NPH stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Can B̅ stock being converted. Asa result, Can B̅’s stockholders immediately prior to the consummation of the legal reorganization became stockholders of NPH.

Note 2 – Going Concern

The condensed consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in a normal course of business. As of September 30, 2024, the Company had cash and cash equivalents of $7,879 and negative working capital of $10,049,951. For the nine months ended September 30, 2024, the Company incurred losses of $11,452,404 which made the total accumulated deficit $113,933,102 through September 30, 2024. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The Company’s ability to continue its operations is dependent on the execution of management’s plans, which include protecting and commercializing the cannabis patents recently acquired by Nascent, raising litigation funding to support Nascent’s patent protection efforts, continuing to collect Duramed receivables, reestablishing the Company’s production of the Longevity Brand Superfood drink mix for Brooke Burke Body, Inc., restructuring outstanding indebtedness and raising of capital through the debt and/or equity markets. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the Company is not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in its financial statements.

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

September 30, 2024

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

The consolidated balance sheet information as of December 31, 2023 was derived from the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The interim condensed consolidated financial statements contained herein should be read in conjunction with the 2023 Form 10-K.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 3: Summary of Significant Accounting Policies” of our 2023 Form 10-K.

Can B̅ Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

Segment reporting

As of September 30, 2024, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Correction of Immaterial Errors

Subsequent to June 30, 2024, the Company identified an error related to the total principal outstanding on its notes payable. The error identified resulted in an increase of $803,225 of notes payable as of December 31, 2023 and corresponding decrease to stockholder’s equity/(deficit). The error was a result of improper accounting for certain conversions of principal to common stock. Amounts were corrected via reconciliation to supporting documentation from each lender. Going forward, the Company is implementing a more stringent debt reconciliation process and a lender by lender basis.

In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the September 30, 2024 and December 31, 2023, financial statements. Consequently, only the December 31, 2023, consolidated balance sheet and the December 31, 2023, balance in the statement of stockholders’ equity contained in these financial statements have been restated.

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

September 30, 2024
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

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of
	September 30, 2024	December 31, 2023
Stock price	$0.013	$0.07
Exercise price	$6.40	$6.40
Remaining term (in years)	2.75	3.50
Volatility	188.4%	171.8%
Risk-free rate	3.58%	3.84%
Expected dividend yield	—%	—%

The warrant liabilities will be remeasured at each reporting period with changes in fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the warrant liabilities was as follows:

Warrant liabilities
Estimated fair value at December 31, 2022	$203,043
Issuance of warrant liabilities	-
Change in fair value	(180,468)
Estimated fair value at September 30, 2023	$123,625

Estimated fair value at December 31, 2023	$1,766

Change in fair value	(1,766)
Estimated fair value at September 30, 2024	$-

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2024

Note 5 – Inventories

Inventories consist of:

	September 30,	December 31,
	2024	2023
Raw materials	$26,827	$1,196,112
Finished goods	129,090	423,430
Total	$155,917	$1,619,542

Note 6 – Property and Equipment

Property and equipment consist of:

	September 30,	December 31,
	2024	2023
Furniture and fixtures	$-	$21,724
Office equipment	-	12,378
Manufacturing equipment	-	6,828,083
Medical equipment	-	776,396
Leasehold improvements	-	26,902
Total	-	7,665,483
Accumulated depreciation	-	(3,559,200)
Net	$-	$4,106,283

Depreciation expense related to property and equipment was $0 and $348,224 for the three months ended September 30, 2024 and 2023, respectively

Depreciation expense related to property and equipment was $343,607 and $1,040,915 for the nine months ended September 30, 2024 and 2023, respectively

In connection with the sale of certain assets related to the Arena Notes, the Company recorded a loss on sale of property and equipment of $3,142,769 during the nine months ended September 30, 2024.

Note 7 – Intangible Assets

Intangible assets consist of:

	September 30,	December 31,
	2024	2023
Technology, IP and patents	$-	$119,998
Total	-	119,998
Accumulated amortization	-	(24,854)
	$-	$95,144

Amortization expense was $0 and $3,000 for the three months ended September 30, 2024 and 2023, respectively.

Amortization expense was $9,000 for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company recorded impairment expense of $95,144 related to its intangible assets which is included in selling, general and administrative in the condensed consolidated statements of operations.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2024

Note 8 – Notes and Loans Payable

Convertible Promissory Notes

In December 2020, the Company entered into a convertible promissory note (“ASOP Note I”) with Arena Special Opportunities Partners I, LP (“ASOP”). The original principal amount of the note was $2,675,239 and the proceeds were utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest was due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 228,419 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 228,419 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note I. The principal balance outstanding at September 30, 2024 was $2,348,018.

In December 2020, the Company entered into a convertible promissory note (“ASOF Note I”) with Arena Special Opportunities Fund, LP (“ASOF”). The principal balance of the note is $102,539 and was utilized for working capital purposes. The note matured on January 31, 2022 and all principal, accrued and unpaid interest was due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOF convertible promissory note was issued with 8,755 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 8,755 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note I. The principal balance outstanding at September 30, 2024 was $89,997.

In May 2021, the Company entered into a convertible promissory note (“ASOP Note II”) with Arena Special Opportunities Partners I, LP. The principal balance of the note is $1,193,135 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 101,978 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 101,978 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOP are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOP Note II. The principal balance outstanding at September 30, 2024 was $1,223,360.

In May 2021, the Company entered into a convertible promissory note (“ASOF Note II”) with Arena Special Opportunities Fund, LP. The principal balance of the note is $306,865 and it is to be utilized for working capital purposes. The note matures on January 31, 2022 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the ASOP convertible promissory note was issued with 26,228 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 26,228 shares of the Company’s common stock at an exercise price of $6.75 per share. The common stock purchase warrants issued to ASOF are considered derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible promissory note and recorded in equity at their relative fair values with a corresponding debt discount recorded to ASOF Note II. The principal balance outstanding at September 30, 2024 was $314,639.

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

September 30, 2024

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

In March 2022, the Company entered into a convertible promissory note (“BL Note”) with Blue Lake Partners, LLC (“BL”). The original principal amount of the note was $250,000 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of March 22, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the BL Note was issued with 39,062 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 39,062 shares of the Company’s common stock at an initial exercise price of $6.40 per share (subject to adjustment upon the occurrence of certain events, including the issuance of lower priced securities). The common stock purchase warrants issued to BL are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the BL Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Effective February 27, 2023, in consideration of the Company repaying an aggregate of $66,667 under the BL Note, BL agreed to extend the maturity date of the BL Note until September 1, 2023 and reduce the percentage of the cash proceeds received by the Company from the issuance of equity or debt that BL can require the Company to apply to the repayment of the BL Note from 50% to 33%. The principal balance outstanding at September 30, 2024 was $58,011 and the BL Note is past due.

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

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2024

In June 2022, the Company entered into a convertible promissory note (“Alumni Note”) with Alumni Capital, LP (“Alumni”). The original principal amount of the note was $62,500 and the proceeds are to be utilized for working capital purposes. The note had an original maturity date of June 6, 2023 which was extended until September 1, 2023 effective February 27, 2023. All principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The holder can require the full payment of the note if the Company completes an offering of its common stock that results in an uplisting of its common stock to a national securities exchange. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the Alumni Note was issued with 9,766 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 9,766 shares of the Company’s common stock at an exercise price of $6.40 per share. The common stock purchase warrants issued to Alumni are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the Alumni Note with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at September 30, 2024 was $52,319.

In August 2022, the Company entered into a convertible promissory note (“WN”) with Walleye Opportunities Master Fund Ltd. (“WOMF”). The original principal amount of the note was $385,000 and the proceeds are to be utilized for working capital purposes. The note originally matured on August 30, 2023 and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. The conversion options contained in the convertible promissory note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. In addition, the WN Note was issued with 71,296 common stock warrants. The common stock purchase warrants entitle the holder to purchase an aggregate of up to 71,296 shares of the Company’s common stock at an exercise price of $5.40 per share. The common stock purchase warrants issued to WOMF are considered derivatives and did not satisfy the criteria for classification as equity instruments and were bifurcated from the host contract - convertible promissory note and recorded as a liability at fair value with a corresponding debt discount recorded to the WN with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The principal balance outstanding at September 30, 2024 was $350,000

In January 2023 the Company entered into a convertible promissory note (“Tysadco Note VI”) with Tysadco Partners, LLC (“Tysadco”). The original principal amount of the note was $100,000 and the proceeds are to be utilized for working capital purposes. The note had a maturity date of April 12, 2023, and all principal, accrued and unpaid interest is due at maturity at a rate of 12% per annum. Effective January 31, 2023, Tysadco agreed to exchange the Tysadco Note VI and other notes held by Tysadco in the aggregate principal amount of $752,000 having maturity dates between August 24, 2022 and March 19, 2023 for a single note that matured on September 1, 2023. Contemporaneous with this exchange, Tysadco assigned the combined note to ClearThink Capital Partners, LLC and the Company issued 130,000 shares of common stock to ClearThink Capital Partners, LLC. The conversion options contained in the combined note were evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered derivatives and therefore have been recorded in liabilities as part of the convertible promissory note and not bifurcated. The principal balance of the combined note at September 30, 2024 was $1,007,500 and the combined note is past due.

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

September 30, 2024

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

In May 2023, the Company issued a promissory note to WOMF in the principal amount of $437,500. The purchase price of the note was $350,000, representing a 20% original issue discount. The note is non-interest bearing except in the event of a default, in which case interest will accrue at a rate of 40% per annum in the event of a payment default and 18% per annum in the event of other defaults. The note became due on October 15, 2023. The principal balance outstanding at September 30, 2024 was $256,893.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2024

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

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2024

TWS Note

On August 12, 2021, pursuant to an Equipment Acquisition Agreement, the Company entered into a twelve-month promissory note of $1,250,000 with payments of $100,000 per month and interest at 6% (See Note 5). As of September 30, 2024, the total amount outstanding was $1,633,889.

WOMF October 2023 Note

On October 27, 2023, the Company completed the sale of a promissory note (the “Initial Note”) in the principal amount of $156,250 to WOMF pursuant to a Securities Purchase Agreement between the Company and the WOMF (the “Stock Purchase Agreement”). The purchase price of the Note was $125,000, representing a 20% original issue discount. The Initial Note is non-interest bearing, except in the case of the event of a default, in which case interest will accrue from the date of the default at a rate equal to the lower of 18% per annum or the maximum rate permitted by law. The Initial Note becomes due on October 27, 2024. As of September 30, 2024, the total amounts outstanding were $156,250.

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

September 30, 2024

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

On February 11, 2022, the Company entered into a $175,000 unsecured promissory note agreement with a lender. The promissory note accrues interest at a rate of 16% per annum and is due within six months or due on demand subsequently to any major funding received by the Company in excess of $2,000,000. As of September 30, 2024 the total amount outstanding was $175,000.

Warrants

In connection with certain of the notes discussed above, the Company issued warrants to various lenders to purchase a total of 198,248 shares of the Company’s common stock. These warrants have no intrinsic value and their fair value is insignificant.

Related Party Note

The Company has entered into a promissory note with Pat Ferro, a co-founder of the Company. As of September 30, 2024, the total amount outstanding was $457,850. The Company’s obligations under the promissory note are secured by a pledge of the Company’s equity interest in Nascent.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2024

Note 9 – Stockholders’ Equity

Preferred Stock

Each share of Series A Preferred Stock is convertible into 218 shares of CANB common stock and is entitled to 4,444 votes. All Preferred Shares shall rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and shall rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. In the event of a Liquidation Event, whether voluntary or involuntary, each holder may elect (i) to receive, in preference to the holders of Common Stock, a one-time liquidation preference on a per-share amount equal to the per-share value of preferred shares on the issuance date, as recorded in the Company’s financial records, or (ii) to participate pari passu with the Common Stock on an as-converted basis. Subject to any adjustments, the Series A holders shall be entitled to receive such dividends paid and distributions made to the holders of shares of Common Stock on an as converted basis. As of September 30, 2024, five shares of Series A Preferred Stock were outstanding.

Each share of Series C Preferred Stock has preference to payment of dividends, if and when declared by the Company, compared to shares of our common stock. Each Preferred Series C share is convertible into 1,667 shares of common stock. The shares of Series C Preferred Stock have voting rights as if fully converted. As of September 30, 2024, 1,100 shares of Series C Preferred Stock were outstanding.

Each share of Series D Preferred Stock has 667 shares of voting rights only pari passu to common shares voting with no conversion rights and no equity participation. The Company can redeem Series D Preferred Stock at any time for par value.

On February 8, 2021, the Company’s Board of Directors approved the designation of the Series D Preferred Shares and the number of shares constituting such series, and the rights, powers, preferences, privileges and restrictions relating to such series. On March 27, 2021, the Company filed an amendment to its articles of incorporation to authorize 4,000 shares of a new Series D Preferred Stock with a par value of $0.001 each. All Series D Preferred Shares shall rank senior to all shares of Common Stock of the Company with respect to liquidation preferences and shall rank pari passu to all current and future series of preferred stock, unless otherwise stated in the certificate of designation for such preferred stock. Each Series D Preferred Share shall have voting rights equal to 667 shares of Common Stock, adjustable at any recapitalization of the Company’s stock. In the event of a liquidation event, whether voluntary or involuntary, each holder shall have a liquidation preference on a per-share amount equal to the par value of such holder’s Series D Preferred Shares. The holders shall not be entitled to receive distributions made or dividends paid to the Company’s other stockholders. Except as otherwise required by law, for as long as any Series D Preferred Shares remain outstanding, the Company shall have the option to redeem any outstanding share of Series D Preferred Shares at any time for a purchase price of par value per share of Series D Preferred Shares (“Price per Share”). Should the Company desire to purchase Series D Preferred Shares, the Company shall provide the Holder with written notice and a check or cash in an amount equal to the number of shares of Series D Preferred Shares being purchased multiplied by the Price per Share. The shares of Series D Preferred Shares so purchased shall be deemed automatically cancelled and the Holder shall return the certificates for such share to the Corporation. As of September 30, 2024, 4,000 shares of Series D Preferred Stock were outstanding.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2024

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

	September 30, 2024	September 30, 2023
Per share fair value at grant date	$0.036-0.05	$-
Risk free interest rate	4.12%-4.30%	-
Expected volatility	224%	-%
Dividend yield	0%	-%
Expected life in years	5	-

A summary of stock options activity for the nine months ended September 30, 2024 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2024	12,223,331	$3.08	3.89
Granted	27,019,284	0.04	5.00
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, September 30, 2024	39,242,615	$0.99	3.00

Stock-based compensation expense related to stock options during the three months ended September 30, 2024 and 2023 was $0 and $1,451,665, respectively.

Stock-based compensation expense related to stock options during the nine months ended September 30, 2024 and 2023 was $1,163,636 and $1,451,665, respectively.

Note 11 – Income Taxes

The Company’s income tax provisions for the three and nine months ended September 30, 2024 and 2023 reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Can B̅ Corp. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2024

Note 12 – Commitments and Contingencies

Settlement

In June 2024, the Company entered into a Settlement Agreement with a counterparty related to a dispute in connection with a contract to purchase industrial hemp biomass. In connection with the settlement, the Company issued 4,825,000 shares of common stock valued at $579,000.

Consulting Agreement

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

Revenue Sharing Agreement

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

Settlement Agreement

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

On October 25, 2015, Can B̅ implemented a legal reorganization which resulted in NPH owning all of the outstanding stock of Can B̅. Consequently, Can B̅ became a direct, wholly owned subsidiary of NPH. Each share of each class of Can B̅ stock issued and outstanding immediately prior to the legal reorganization automatically converted into an equivalent corresponding share of NPH and Can B̅’s stockholders immediately prior to the consummation of the legal reorganization became stockholders of NPH.

In connection with the reorganization, Can B̅ transferred to NPH, and NPH assumed, sponsorship of Can B̅’s 2021 Incentive Stock Option Plan along with all of Can B̅’s rights and obligations under such plan.

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

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023.

Revenues decreased $403,688. The decrease largely due to the normalization of sales activity in 2023, the Company discontinuing the sale of certain products and the Company’s decision to discontinue its hemp operations.

Cost of product sales decreased $819,831 due to inventory adjustments taken and the decrease in revenue.

Operating expenses decreased $329,100 due to a decrease consulting fees, rent and other operating expenses.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023.

Revenues decreased $1,122,203. The decrease largely due to the normalization of sales activity with 2023, the Company ending the sale of certain of its product offerings around hemp products and the Company’s decision to discontinue its hemp operations.

Cost of product sales decreased $420,201 due to inventory adjustments taken and decrease in revenue.

Operating expenses increased $2,518,143 as a result of loss on sale of property and equipment as well as $1,163,636 in stock compensation expense in the nine months ended September 30, 2024 offset by decrease consulting fees, rent and other operating expenses.

Liquidity and Capital Resources

At September 30, 2024, the Company had cash and cash equivalents of $7,879 and negative working capital of $10,049,951. Cash and cash equivalents decreased $26,127. For the nine months ended September 30, 2024, $95,026 was provided by operating activities and $10,337 and $110,816 was used by investing and financing activities, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2024, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the small size of our accounting staff and the lack of segregation of duties.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our fiscal quarter for the period September 30, 2024 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The first cause of action alleged that the Company breached Securities Purchase Agreements with the Investors by failing to assist the Investors in getting opinion letters to remove the restrictive legends from their shares, even though the Company made introductions and requests to the Company’s counsel, provided supporting documents for the Investor’s shares, and ultimately the opinion letters could not be rendered because the Investors failed to submit required documentation to counsel.

The second cause of action was similar to the first but related to alleged misrepresentations regarding removing the restrictive legends from shares that were issued for services rather than purchased.

The third cause of action alleged that the Company mislead the Investors to invest $500,000. The final cause of action alleges that officers of the Company made misrepresentations regarding the value of the Company’s stock, which caused David Weissberg to owe more in taxes than he was expecting.

The Investors’ claims against the Company were dismissed in June 2022. The court ruled that judgment should be entered only against the individual defendants and not against the Company. The Investors have yet to enter judgment.

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

On April 7, 2024, Arena filed a complaint in the Court against the Company, it subsidiaries and certain officers of the Company and its subsidiaries alleging tortious interference with the auction and seeking a declaratory judgment that the Company is in breach of the Arena Notes and the Forbearance Agreement and that Arena has the right to auction certain equipment held at a Company facility that is not owned by the Company or any of its subsidiaries. Arena also alleges that that was induced by fraud to forbear from enforcing its rights to collect the outstanding loans owed by the Company and filed a motion to enjoin the Company from interfering with the auction. On October 25, 2024, the court held argument on Arena’s motion and stated on the record that it was inclined to grant Arena some form of preliminary injunctive relief. The court has not issued any such order. The Company believes that Arena’s claims are without merit and intends to vigorously defend Arena’s claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2024, the Company issued 6,500,000 shares of common stock to consultants pursuant to the terms of consulting agreements. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with these issuances.

In August 2024, the Company issued 1,750,000 shares of common stock upon the conversion of an outstanding note. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933 in connection with this issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In September 2023, Arena Special Opportunities Partners I, LP and Arena Special Opportunities Fund, LP provided notice to the Company that it is in default of certain terms of their Forbearance Agreement with the Company dated as of February 27, 2023 and thus have right to accelerate the payment of the Company’s obligations under the $3.8 million aggregate principal of notes held by them. In April 2024, the Arena entities filed a lawsuit seeking a declaratory judgment that the Company is in breach of the Arena Notes and the Forbearance Agreement

As of September 30, 2024, notes payable in the aggregate principal amount of approximately $8.7 million were past due.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In July 2024, Nascent entered into a Consulting Agreement with Vivid Integrated Solutions, LLC (“Vivid”) pursuant to which it retained Vivid to provide advice and consultation with respect to the licensing of Nascent’s patents. For each licensing agreement entered into with a party introduced by Vivid, Nascent must pay to Vivid an amount between 1% and 3% of the Net Licensing Fee (as defined in the agreement) received by Nascent.

In July 2024, ClearThink provided $50,000 of funding to Nascent pursuant to a Revenue Sharing Agreement which requires Nascent to pay to ClearThink 5% of its Net Revenues (as defined in the agreement) from the enforcement or licensing of its patents until ClearThink has received $250,000 of payments under the agreement. Upon Nascent’s receipt of an aggregate of $1,000,000 or more of funding from other Revenue Share Agreements, Nascent is required to repay to ClearThink the $50,000 of funding provided by ClearThink and such $50,000 payment shall be credited against the maximum $250,000 of payments that ClearThink is entitled to under the agreement.

In August 2024, the Company entered into a Consulting Agreement with Magna Global Ventures, LLC (“Magna”) pursuant to which it engaged Magna to provide certain consulting services, including services pertaining to strategic planning, capital formation, marketing and introduction to financing sources. In consideration of these services, the Company issued 3,500,000 shares of its common stock to Magna.

ITEM 6. EXHIBITS

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Report:

Exhibit	Description
2.1	Share Purchase Agreement with Prosperity Systems, Inc., dated January 5, 2015(2)
2.2	Membership Purchase Agreement with Pure Health Products(6)
2.3	Green Grow Stock Purchase Agreement(4)
2.4	Green Grow Modification Agreement(1)
2.5	Agreement and Plan of Merger dated October 23, 2025 among Can B Corp., Nascent Pharma Holdings, Inc. and Nascent Merger Sub, Inc.(27)
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(2)
3.3	Articles of Merger effective October 25, 2024(27)
4.1	Articles of Amendment designating Series A Preferred Stock rights, as amended(9)
4.2	Articles of Amendment designating Series B Preferred Stock rights(1)
4.3	Articles of Amendment designating Series C Preferred Stock rights(7)
4.4	Articles of Amendment designating Series D Preferred Stock rights(10)
10.1	Employment Agreement with Marco Alfonsi dated December 29, 2020(10)
10.2	Employment Agreement with Stanley L. Teeple dated December 29, 2020(10)
10.3	Employment Agreement with Pasquale Ferro dated December 29, 2020(10)
10.4	Employment Agreement with Phil Scala dated December 29, 2020(10)
10.5	Commission Agreement with Andrew Holtmeyer(10)
10.6	Employment Agreement with Bradley Lebsock(10)
10.7	Memorandum of Understanding with Sam International and ZetrOZ Systems LLC(3)
10.8	Can B̅ Corp. 2020 Incentive Stock Option Plan(8)
10.9	Arena Securities Purchase Agreement(10)
10.10	ASOF Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.11	ASOF Warrant to Purchase Common Stock(10)
10.12	ASOP Original Issue Discount Senior Secured Convertible Promissory Note(10)
10.14	ASOP Warrant to Purchase Common Stock(10)
10.15	Arena Security Agreement(10)
10.16	Arena Intellectual Property Security Agreement(10)
10.17	Arena Registration Rights Agreement(10)
10.18	Arena Holding Escrow Agreement(10)
10.19	Arena Guaranty Agreement from Company Subsidiaries(10)
10.20	Amendment to 2020 ASOF Promissory Note(11)
10.21	Amendment to 2020 ASOP Promissory Note(11)
10.22	2021 Arena Securities Purchase Agreement(11)
10.23	2021 ASOF Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.24	2021 ASOF Warrant to Purchase Common Stock(11)
10.25	2021 ASOP Original Issue Discount Senior Secured Convertible Promissory Note(11)
10.26	2021 ASOP Warrant to Purchase Common Stock(11)
10.27	2021 Arena Registration Rights Agreement(11)
10.28	2021 Addendum to Arena Security Agreement(11)
10.29	2021 Addendum to Arena Intellectual Property Security Agreement(11)
10.30	2021 Addendum to Arena Guaranty Agreement from Company Subsidiaries(11)
10.31	Asset Acquisition Agreement with Imbibe(10)
10.32	Equipment Acquisition Agreement with TWS(12)
10.33	Promissory Note to TWS(12)
10.34	Asset Purchase Agreement with MCB(12)

10.35	Commercial Lease with Makers Developments LLC(13)
10.36	Single-Tenant NNN Lease Agreement with CS2 Real Estate Holdings, LLC(13)
10.37	Commercial Lease with Red Road Business Park(13)
10.38	Asset Acquisition Agreement with various Sellers (Botanical Biotech)(10)
10.39	PrimeX Distribution Agreement(15)
10.40	American Development Partners development agreement(15)
10.41	Mast Hill Securities Purchase and Related Agreements(14)
10.42	Blue Lake Partners Securities Purchase and Related Agreements(14)
10.43	Fourth Man Securities Purchase and Related Agreements(16)
10.44	Extension and Amendment to Arena Transactional Documents(16)
10.45	Amended Placement Agent Agreement(18)
10.46	Alumni Capital Securities Purchase and Related Documents(19)
10.47	Arena Exchange Agreement(20)
10.48	Agreement with Forever Bradst(21)
10.49	Promissory Note Modification Agreement with TWS Pharma LLC(22)
10.50	Walleye Securities Purchase Agreement(22)
10.51	Walleye Promissory Note(22)
10.52	Walleye Revenue Pledge and Security Agreement(22)
10.53	Walleye Common Stock Purchase Warrant(22)
10.54	Amendment to Walleye Common Stock Purchase Agreement(22)
10.55	Walleye Registration Rights Agreement(22)
10.56	Intercreditor Agreement among Can B Corp., Walleye and Arena(22)
10.57	Arena Forbearance Agreement(22)
10.58	Amendment No. 2 to Blue Lake Partners Promissory Note and Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.59	Amendment No. 2 to Mast Hill Fund Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.60	Amendment No. 2 to Fourth Man Promissory Note, Amendment to Securities Purchase Agreement, Consent and Waiver Agreement(22)
10.61	Walleye May 2023 Promissory Note(23)
10.62	Securities Purchase Agreement dated as of October 26, 2023 between Can B Corp. and Walleye Opportunities Master Fund Ltd.(24)
10.63	Promissory Note dated October 27, 2023 issued by Can B Corp. to Walleye Opportunities Master Fund Ltd.(24)
10.64	Consolidated Note dated October 27, 2023 issued by Can B Corp. to Walleye Opportunities Master Fund Ltd.(24)
10.65	Distribution and Assignment Agreement dated as of October 27, 2023 among Can B Corp, Nascent Pharma, LLC and Walleye Opportunities Master Fund Ltd.(24)
10.66	Registration Rights Agreement dated as of October 27, 2023 between Can B Corp and Walleye Opportunities Master Fund Ltd.(24)
10.67	Employment Agreement with Marco Alfonsi dated February 8, 2024(25)
10.68	Employment Agreement with Stanley Teeple dated February 8, 2024(25)
10.69	Amendment Modification to Convertible Promissory Note dated August 7, 2023 between Can B Corp. and ClearThink Capital Partners, LLC(25)
10.70	Promissory Note dated September 22, 2023 issued by Can B Corp. to ClearThink Capital Partners, LLC(25)
10.71	Promissory Note dated December 20, 2023 issued by Can B Corp. to ClearThink Capital Partners, LLC(25)
10.72	Promissory Note dated February 29, 2024 issued by Can B Corp. to ClearThink Capital Partners, LLC(25)
10.73	Revenue Sharing Agreement dated as of July 26, 2024 between Nascent Pharma, LLC and ClearThink Capital Partners, LLC(26)
10.74	Compensation Plan Agreement dated October 25, 2024 between Can B Corp. and Nascent Pharma Holdings, Inc.(27)
10.75	Consulting Agreement dated as of July 29, 2024 between Nascent Pharma, LLC and Vivid Integrated Solutions, LLC
10.76	Consulting Agreement dated as of August 26, 2024 between Can B Corp. and Magna Global Ventures, LLC
10.77	Secured Demand Promissory Note dated August 23, 2024 issued to Pasquale Ferro
10.78	Membership Interest Pledge Agreement dated as of August 23, 2024 between Can B Corp. and Pasquale Ferro
14.1	Code of Ethics(1)
21.1	List of Subsidiaries(10)
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2020 and incorporated herein by reference.
(2)	Filed with the Form S-1 Registration Statement filed with the SEC on December 2, 2015 and incorporated herein by reference.
(3)	Filed with the Current Report on Form 8-K filed with the SEC on January 30, 2019 and incorporated herein by reference.
(4)	Filed with the Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated herein by reference.
(5)	Filed with the Current Report on Form 8-K filed with the SEC on February 18, 2020 and incorporated herein by reference.
(6)	Filed with the Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference.
(7)	Filed with the Form 1-A/A, Part II, filed with the SEC on July 17, 2020 and incorporated herein by reference.
(8)	Filed with the Form 1-A POS, Part II, filed with the SEC on September 11, 2020 and incorporated herein by reference.
(9)	Filed with the Current Report on Form 8-K filed with the SEC on November 23, 2020 and incorporated herein by reference.
(10)	Filed with the Annual Report on Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(11)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 21, 2021 and incorporated herein by reference.
(12)	Filed with the Current Report on Form 8-K filed with the SEC on August 17, 2021 and incorporated herein by reference.
(13)	Filed with the Current Report on Form 8-K filed with the SEC on September 1, 2021 and incorporated herein by reference.
(14)	Filed with the Current Report on Form 8-K filed with the SEC on March 31, 2022 and incorporated herein by reference.
(15)	Filed with the Form 10-K filed with the SEC on April 15, 2022 and incorporated herein by reference.
(16)	Filed with the Current Report on Form 8-K filed with the SEC on April 29, 2022 and incorporated herein by reference.
(17)	Filed with Form S-1/A filed with the SEC on February 14, 2022 and incorporated herein by reference.
(18)	Filed with Form S-1/A filed with the SEC on May 25, 2022 and incorporated herein by reference.
(19)	Filed with the Current Report on Form 8-K filed with the SEC on June 15, 2022 and incorporated herein by reference.
(20)	Filed with Form S-1/A filed with the SEC on May 25, 2022 and incorporated herein by reference.
(21)	Filed with the Current Report on Form 8-K filed with the SEC on July 25, 2022 and incorporated herein by reference.
(22)	Filed with the Annual Report on Form 10-K filed with the SEC on April 17, 2023 and incorporated herein by reference.
(23)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on May 22, 2023 and incorporated herein by reference.
(24)	Filed with the Current Report on Form 8-K filed with the SEC on November 3, 2023 and incorporated herein by reference.
(25)	Filed with the Annual Report on Form 10-K filed with the SEC on April 15, 2024 and incorporated herein by reference.
(26)	Filed with the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2024 and incorporated herein by reference.
(27)	Filed with the Current Report on Form 8-K filed with the SEC on October 28, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Can B Corp.

Date: November 19, 2024	By:	/s/ Marco Alfonsi
Marco Alfonsi,
Chief Executive Officer

Date: November 19, 2024	By:	/s/ Stanley L. Teeple
Stanley L. Teeple,
Chief Financial Officer

